Form 10-Q
period 1996-03-31
GLIATECH INC
filed 1996-05-14
CIK 885741

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

         (mark one)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

         [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________ TO _____________

                         COMMISSION FILE NUMBER 0-20096

                                 GLIATECH INC.
            (Exact name of registrant as specified in its charter)


           DELAWARE                                 34-1587242
(State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)

        23420 COMMERCE PARK ROAD
        CLEVELAND, OHIO                                44122
(Address of principal executive offices)             (Zip Code)

                                 (216) 831-3200
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X       NO
                                 -----        -----
The number of shares outstanding of the registrant's Common Stock, $0.01 par value per share, as of May 8, 1996 was 7,311,036 shares.

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                                     INDEX





PART I.                              FINANCIAL INFORMATION                                          PAGE
                                                                                                    ----
Item 1       Financial Statements:

             Consolidated Balance Sheets -                                                             1
             December 31, 1995 and March 31, 1996

             Consolidated Statements of Operations -
             for the three months ended March 31, 1995 and 1996
             and for the period from inception of operations
             (August 31, 1988) through March 31, 1996                                                  2

             Consolidated Statements of Cash Flows -
             for the three months ended March 31, 1995 and 1996
             and for the period from inception of operations
             (August 31, 1988) through March 31, 1996                                                  3

             Notes to Consolidated Financial Statments                                                 4

Item 2       Management's Discussion and Analysis of Financial Condition                              5-8
             and Results of Operations


PART II.                             OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K                                                          9



                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         GLIATECH INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS


                                                             DECEMBER 31,     MARCH 31,
                                                                 1995            1996
                                                             ------------    -----------
                                                                             (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                 $20,780,360     $20,696,208
   Short-term investments                                      2,242,941          28,165
   Accounts receivable                                           138,428         177,290
   Government grants receivable                                   74,060          44,758
   Inventory at cost                                             417,659         396,456
   Prepaid expenses and other                                    272,340         438,396
                                                             -----------     -----------
Total current assets                                          23,925,788      21,781,273

Property and equipment, net                                      566,961         656,961
Other assets, net                                                853,187         873,060
                                                             -----------     -----------
TOTAL ASSETS                                                 $25,345,936     $23,311,294
                                                             ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Demand note from bank                                        $400,000              $0
   Accounts payable and other accrued expenses                 1,045,785         700,806
   Accrued compensation                                          252,053          24,999
   Accrued clinical trial costs                                  186,558         442,114
   Deferred research contract revenue                            279,095          58,900
                                                             -----------     -----------
   Total current liabilities                                   2,163,491       1,226,819

Stockholders' equity:
   Convertible Preferred Stock                                         0               0
   Convertible Class A Common Stock                                    0               0
   Common stock                                                   72,978          73,107
   Additional paid-in capital                                 50,886,788      50,959,970
   Deferred compensation                                         (23,111)        (17,280)
   Deficit accumulated during the development stage          (27,754,210)    (28,931,322)
                                                             -----------     -----------
   Total stockholders' equity                                 23,182,445      22,084,475
                                                             -----------     -----------
   TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                 $25,345,936     $23,311,294
                                                             ===========     ===========

See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                  PERIOD FROM
                                                                                                  INCEPTION OF
                                                                                                   OPERATIONS
                                                                THREE MONTHS ENDED             (AUGUST 31, 1988)
                                                                    MARCH 31                         THROUGH
                                                           -----------------------------            MARCH 31,
                                                             1995                 1996                 1996
                                                           --------            ---------      --------------------
Government grants                                           $47,989             $38,319             $ 1,006,518
Reasearch contracts and licensing fees                      481,251             714,435               3,848,794
Product sales                                                     0              76,346                 344,919
                                                        -----------         -----------            ------------
          Total revenues                                    529,240             829,100               5,200,231

Research and development                                  1,187,321           1,500,634              22,610,567
Selling, general and administrative                         518,161             778,896              10,887,818
Depreciation and amortization                                47,139              31,684               1,307,105
                                                        -----------         -----------            ------------
          Total operating cost and expenses               1,752,621           2,311,214              34,805,490
                                                        -----------         -----------            ------------
Loss from operations                                     (1,223,381)         (1,482,114)            (29,605,259)
Interest Income, net                                         38,332             305,002               1,612,959
                                                        -----------         -----------            ------------
Net loss                                                ($1,185,049)        ($1,177,112)           ($27,992,300)
                                                        ===========         ===========            ============

Net loss per common share (pro forma for 1995)               ($0.24)             ($0.16)
                                                        ===========         ===========
Shares used for purposes of computing
          net loss per common share                       4,928,755           7,305,441
                                                        ===========         ===========




See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         PERIOD FROM
                                                                                         INCEPTION OF
                                                                                          OPERATIONS
                                                                                       (AUGUST 31, 1988)
                                                              THREE MONTHS ENDED            THROUGH
                                                           --------------------------       MARCH 31,
                                                               1995          1996             1996
                                                           ------------   -----------   ----------------
OPERATING ACTIVITIES
Net loss                                                   ($1,185,049)  ($1,177,112)    ($27,992,300)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                47,139        31,684        1,310,062
   Loss on disposal of equipment                                     0             0          102,000
   Compensation from issuance of stock and stock options         7,401         5,831          269,329
   Changes in operating assets and liabilities:
     Accounts receivable                                             0       (38,862)        (177,290)
     Inventory                                                 (33,575)       21,203         (396,456)
     Government grants receivable and other assets              18,941      (136,754)        (338,968)
     Accounts payable and other accrued expenses              (412,367)     (520,284)         514,806
     Deferred contract research revenue                       (481,250)     (220,195)          58,900
     Other liabilities                                        (185,972)      255,556        1,049,049
                                                           -----------   -----------      -----------
Net cash used in operating activities                       (2,224,732)   (1,778,933)     (25,600,868)
INVESTING ACTIVITIES
(Purchase) sale of investments, net                          3,948,670     2,214,776          (28,165)
Payment for patent rights and trademarks                       (30,049)      (22,867)      (1,066,983)
Payment of organization costs                                        0             0         (139,779)
Purchase of property and equipment                             (35,967)     (118,690)      (1,384,537)
                                                           -----------   -----------      -----------
Net cash (used in) provided by investing activities          3,882,654     2,073,219       (2,619,464)
FINANCING ACTIVITIES
Proceeds from demand note from bank                                  0      (400,000)               0
Principal payments on capital lease obligations                (16,421)            0         (565,601)
Proceeds from sale and leaseback                                     0             0           75,131
Proceeds from issuance of Preferred Stock, net                       0             0       28,976,554
Proceeds from issuance of Common Stock, net                      1,627             0       19,839,234
Proceeds from exercise of stock options                                       21,562           91,221
Proceeds from exercise of warrants                                   0             0          500,001
                                                           -----------   -----------      -----------
Net cash (used in) provided by financing activities            (14,794)     (378,438)      48,916,540
                                                           -----------   -----------      -----------

Increase (decrease) in cash and cash equivalents             1,643,128       (84,152)      20,696,208
Cash and cash equivalents at beginning of year/period          719,666    20,780,360                0
                                                           -----------   -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR/PERIOD             $2,362,794   $20,696,208      $20,696,208
                                                           ===========   ===========      ===========




See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 1.      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Gliatech Inc. for the fiscal year ended December 31 1995 filed with the Securities and Exchange Commission.


Note 2.      Net Loss Per Share

Net Loss Per Share
- - ------------------
Net loss per common share, for the three months ended March 31, 1996, is based on the weighted average number of common shares outstanding. Common equivalent shares relating to stock options and warrants are excluded as their effect is anti-dilutive.

Pro Forma Net Loss Per Share
- - ----------------------------
Pro forma net loss per common share, for the three months ended March 31, 1995, is computed using the pro forma weighted average number of shares of common stock outstanding and pursuant to SEC Staff Accounting Bulletin 83, common and common equivalent shares including preferred shares (all of which converted, according to their terms, upon the consummation of the initial public offering which was consummated on October 24, 1995) issued by the Company and stock options and warrants granted during the twelve month period immediately preceding the filing of the initial public offering have been included in the calculation of the shares used in computing pro forma net loss per common share as if they were outstanding for all periods presented. In addition, common equivalent shares from preferred shares (all of which converted, according to their terms, upon the consummation of the initial public offering) issued prior to the twelve-month period immediately preceding the filing of the initial public offering are included in the computation of pro forma net loss per common share as if they had been converted on the original date of issuance.

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Since commencing operations in 1988, the Company has been a development stage company. The Company is developing and commercializing the ADCON family of products to inhibit excessive scarring and adhesions after surgery. Based on European pivotal clinical studies and other compliance efforts and submission of data, the Company recently obtained regulatory clearance to affix CE Marking on ADCON-L and ADCON-T/N, thereby allowing ADCON-L and ADC ON-T/N to be marketed in the 15 European Union countries for lumbar disc surgery and tendon and peripheral nerve surgeries, respectively. The Company has entered into distribution agreements with independent distributors for ADCON-L in Austria, Belgium, France, Germany, Italy, The Netherlands, Spain, Switzerland and the United Kingdom. For ADCON-T/N, the Company intends initially to pursue only a limited distribution in the 15 European Union countries during 1996 and currently has entered into distribution agreements in Austria, Belgium, Italy, The Netherlands and Switzerland. Since inception, the Company's revenues have been derived primarily from contract research payments from a research contract with Janssen, a wholly-owned subsidiary of Johnson & Johnson, to collaborate on the discovery and development of compounds to slow the progression of Alzheimer's disease. The Company has also received revenues from various government grants which have been awarded to the Company.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1995 AND 1996

REVENUES

Total revenues increased 57% from $529,240 in the first quarter of 1995 to $829,100 in the first quarter of 1996. The increase is primarily a result of contract research revenues of $714,435 for the first quarter of 1996 compared to $481,251 in the first quarter of 1995 from the Company's research contract with Janssen. In September 1995, the Company entered into an addendum to the Janssen Agreement in order to expand the scope of the collaboration with Janssen on Alzheimer's disease to include research relating to inhibitors of complement activation. This addendum to the Agreement added approximately $219,000 to research contract revenues in the first quarter of 1996. Under the terms of the expanded agreement, Janssen increased its research funding and milestone payments by 50% beginning in September 1995. The Company's government-funded research grant revenues decreased from $47,989 in the first quarter of 1995 to $38,319 in the first quarter of 1996.

The Company recognized $76,346 in product sales for the first quarter of 1996 resulting primarily from sales of its ADCON-L product in Europe. There were no products sales for the first quarter of 1995 because the Company did not have regulatory approval to market the ADCON products during the first quarter of 1995.

EXPENSES

Expenses for research and development increased 26% from $1,187,321 for the first quarter of 1995 to $1,500,634 for the first quarter of 1996. The increase of $313,313 for this period is due primarily to increased staffing and clinical contract expenses as a result of the initiation of pivotal clinical trials in the U.S. for both ADCON(R)-L and ADCON(R)-T/N during late 1995 and early 1996. Additionally, in the first quarter of 1996, the Company increased its research activities relating to its Alzheimer's disease and Cognition Modulation programs which required increases in staffing and laboratory supplies and services. Increased expenses associated with the Company's Alzheimer's program are funded under the Company's agreement with Janssen.

Selling, general and administrative expenses increased 50% from $518,161 for the first quarter of 1995 to $778,896 for the first quarter of 1996. This increase was due primarily to (i) an increase in sales and marketing expenses as the Company continued to increase its sales and marketing efforts for its ADCON(R)-L and ADCON(R)-T/N products in the European markets and (ii) expenses incurred as a result of the Company becoming a publicly traded company.

INTEREST INCOME

Net interest income increased from $38,332 in the first quarter of 1995 to $305,002 in the first quarter of 1996. This increase was due to the interest earned on the cash received in the June 1995 private placement of equity securities and the October 1995 initial public offering as discussed below. In addition, interest expense decreased as the Company paid down its line of credit and the Company's capital lease was fully repaid.

NET LOSS

The Company's net loss decreased 1% from $1,185,049 for the first quarter of 1995 to $1,177,112 for the first quarter of 1996. The slight decrease in the net loss for the first quarter of 1996 was a result of increased revenues and interest income offset by increased operating costs and expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

In October 1995, the Company received net proceeds, after expenses of the offering, of approximately $19,669,000 from its initial public offering in which the Company sold 2,300,000 shares of common stock at an initial public offering price of $9.50 per share. Prior to the public offering, the Company had financed its operations primarily through the private placement of its equity securities and to a lesser extent through federally sponsored research grants and research contract and licensing fees. In June 1995, the Company received net proceeds of approximately $4,653,000 through a private placement of equity securities. Since its inception, the Company has received $49,315,789 in net proceeds from equity financings. In addition, from its inception through March 31, 1996, the Company has recognized revenue of $3,848,794 from its research collaboration agreement with Janssen and $1,006,518 from several federally sponsored research grants. Janssen is expected to pay the Company approximately $2,800,000 during fiscal 1996. The Company also has established a $1,000,000 line of credit with a bank, secured by certain assets of the Company. As of March 31, 1996, the Company had no borrowings against the line of credit.

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term investments. As of March 31, 1996 and December 31, 1995, the Company's cash and cash equivalents and short-term investments totaled $20,724,373 and $23,023,301 respectively.

Also, during 1995, the Company received two $100,000 Phase I Small Business Innovation Research (SBIR) grants from the National Institute of Neurological Disorders and Stroke (NINDS) division of the National Institute of Health (NIH) to develop histamine H3 receptor agents. If the Company is successful in its Phase I research, Phase II awards for additional funding could be sought to aid in futher development of these agents; however, there is no assurance that such additional funding will be obtained.

The Company anticipates that a substantial portion of the proceeds of its initial public offering will be used to fund clinical trials of ADCON(R)-L and ADCON(R)-T/N in the U.S. and the marketing efforts for sales of the ADCON(R) products in Europe. In addition, the Company anticipates that the remaining proceeds will be used to fund continued development of additional ADCON(R) products, for the research and development of products relating to its Cognition Modulation program and for working capital and general corporate purposes. The Company's future liquidity and capital requirements will depend on many factors, including, but not limited to, the commercial potential of its ADCON(R) family of products, the timing of regulatory approvals, the timing and results of preclinical testing and clinical studies, the progress of the Company's research and development programs and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs. The Company believes that its current cash position and other financial resources will enable it to conduct its current and planned operations through at least fiscal 1997.

The Company anticipates that it will augment its cash balance through financing transactions and further corporate alliances. No assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

The Company is a party to a license agreement and a related sponsored research agreement with Case Western Reserve University ("Case Western") pursuant to which Case Western granted the Company an exclusive worldwide license at a royalty of up to five percent of the revenues generated from the sale of products which are within the nerve regeneration/repair scope of the agreements. A dispute has arisen between Case Western and the Company regarding inventorship of the ADCON products. Case Western has informed the Company that it believes one of its employees is a co-inventor of the ADCON family of products and that the Company is therefore obligated to pay royalties to Case Western on the sale of ADCON products. Case Western has threatened litigation regarding this matter. The Company believes that no Case Western employee is an inventor of the ADCON family of products and thus that the ADCON family products is not within the nerve regeneration/repair scope of these sponsored research and license agreements with Case Western. In the event that Case Western elects to pursue this matter, there can be no assurance hat the Company will not be required to pay such royalties or that the cost of defending against any such proceeding will not have an adverse material effect on the Company.

                                    PART II
                               OTHER INFORMATION


ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             11.1      Statement regarding computation of per-share net loss

             27.1      Financial data schedule

      (b)    Reports on Form 8-K

             There were no reports on Form 8-K filed during the three months ended March 31, 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1996                      GLIATECH INC.




                              By:  /s/ Rodney E. Dausch
                                  -----------------------------
                                  Rodney E. Dausch
                                  Vice President, Chief Financial Officer
                                      and Secretary
                                  (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.          Description of Exhibit                                 Page Number
- - -----------          ----------------------                                 ----------
11.1                 Statement Regarding Computation of Per-Share Net Loss      12

27.1                 Financial Data Schedule                                    13
