Form 10-Q
period 1996-06-30
GLIATECH INC
filed 1996-08-14
CIK 885741

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (mark one)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

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

                                                    YES  X   NO
                                                       -----   ------


The number of shares outstanding of the registrant's Common Stock, $0.01 par value per share, as of August 9, 1996 was 7,313,686 shares.

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                                      INDEX

PART I.                       FINANCIAL INFORMATION                                      PAGE
- -------                       ---------------------                                      ----

Item 1        Financial Statements:

              Consolidated Balance Sheets -                                                1
              December 31, 1995 and June 30, 1996

              Consolidated Statements of Operations - for the three months and six months ended June 30, 1995 and 1996 and for the period from inception of operations (August 31, 1988)
              through June 30, 1996                                                        2

              Consolidated Statements of Cash Flows - for the six months ended
              June 30, 1995 and 1996 and for the period from inception of operations (August 31, 1988) through
              June 30, 1996                                                                3

              Notes to Consolidated Financial Statments                                    4

Item 2        Management's Discussion and Analysis of Financial Condition                5-8
              and Results of Operations


PART II.                     OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K                                             9


                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                                          December 31,       June 30,
                                                              1995             1996
                                                          ------------    ------------
                                                                           (Unaudited)
Assets
Current assets:
       Cash and cash equivalents                          $ 20,780,360    $ 18,244,869
       Short-term investments                                2,242,941       1,209,226
       Accounts receivable                                     138,428         180,359
       Government grants receivable                             74,060          41,929
       Inventory at cost                                       417,659         414,688
       Prepaid expenses and other                              272,340         392,876
                                                          ------------    ------------

Total current assets                                        23,925,788      20,483,947

Property and equipment, net                                    566,961         855,581
Other assets, net                                              853,187         898,167
                                                          ------------    ------------
Total assets                                              $ 25,345,936    $ 22,237,695
                                                          ============    ============

Liabilities and stockholders' equity
Current Liabilities:
       Demand note from bank                              $    400,000    $          0
       Accounts payable and other accrued expenses           1,045,785       1,030,424
       Accrued compensation                                    252,053          49,999
       Accrued clinical trial costs                            186,558         780,427
       Deferred research contract revenue                      279,095          67,874
                                                          ------------    ------------

       Total current liabilities                             2,163,491       1,928,724

Stockholders' equity:
       Convertible Preferred Stock                                   0               0
       Convertible Class A Common Stock                              0               0
       Common stock                                             72,978          73,135
       Additional paid-in capital                           50,886,788      50,958,614
       Deferred compensation                                   (23,111)        (11,449)
       Deficit accumulated during the development stage    (27,754,210)    (30,711,329)
                                                          ------------    ------------

       Total stockholders' equity                           23,182,445      20,308,971
                                                          ------------    ------------

       Total liabilities and stockholders equity          $ 25,345,936    $ 22,237,695
                                                          ============    ============




See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                              Period from
                                                                                                             Inception of
                                                                                                              Operations
                                                    Three Months Ended            Six Months Ended         (August 31, 1988)
                                                           June 30                      June 30                 through
                                                 --------------------------    -------------------------       June 30,
                                                    1995           1996           1995            1996          1996
                                                 -----------    -----------    -----------    -----------   -------------

Government grants                                $    46,005    $    41,928    $    93,994    $    80,247    $  1,048,446
Reasearch contracts and licensing fees               482,033        714,435        963,283      1,428,870       4,563,229
Product sales                                                       205,850                       282,196         550,769
                                                 -----------    -----------    -----------    -----------    ------------
          Total revenues                             528,038        962,213      1,057,277      1,791,313       6,162,444

Research and development                           1,150,136      1,523,111      2,337,457      3,023,745      24,133,678
     Selling, general and administrative             764,650      1,466,487      1,282,814      2,244,758      12,353,680
Depreciation and amortization                         42,934         28,037         90,073         60,346       1,335,767
                                                 -----------    -----------    -----------    -----------    ------------
          Total operating cost and expenses        1,957,720      3,017,635      3,710,341      5,328,849      37,823,125
                                                 -----------    -----------    -----------    -----------    ------------
Loss from operations                              (1,429,682)    (2,055,422)    (2,653,064)    (3,537,536)    (31,660,681)
Interest Income, net                                  14,299        275,415         52,631        580,417       1,888,374
                                                 ===========    ===========    ===========    ===========    ============
Net loss                                         ($1,415,383)   ($1,780,007)   ($2,600,436)   ($2,957,119)   ($29,772,307)
                                                 ===========    ===========    ===========    ===========    ============

Net loss per common share (pro forma for 1995)        ($0.29)        ($0.24)        ($0.53)        ($0.40)
                                                 ===========    ===========    ===========    ===========

Shares used for purposes of computing
          net loss per common share                4,928,755      7,311,724      4,928,755      7,308,268
                                                 ===========    ===========    ===========    ===========






See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                              Peroid from
                                                                                              Inception of
                                                                                               Operations
                                                                                            (August 31, 1988)
                                                                     Six Months Ended           through
                                                               ---------------------------      June 30,
                                                                  1995            1996           1996
                                                               -----------    ------------   ---------------
Operating activities
Net loss                                                       ($2,600,436)   ($ 2,957,119)   ($29,772,307)
Adjustments to reconcile net loss to net cash used in
  operating activities:
       Depreciation and amortization                                90,073          60,346       1,338,724
       Loss on disposal of equipment                                     0               0         102,000
       Compensation from issuance of stock and stock options        14,802          11,662         275,160
       Changes in operating assets and liabilities:
          Accounts receivable                                            0         (41,931)       (180,359)
          Inventory                                                 (3,373)          2,971        (414,688)
          Government grants receivable and other assets            128,513         (88,406)       (290,620)
          Accounts payable and other accrued expenses             (194,677)       (165,666)        869,424
          Deferred contract research revenue                      (962,500)       (211,221)         67,874
          Other liabilities                                       (262,797)        593,869       1,387,362
                                                               -----------    ------------    ------------
Net cash used in operating activities                           (3,790,395)     (2,795,495)    (26,617,430)
Investing activities
(Purchase) sale of investments, net                              3,948,670       1,033,715      (1,209,226)
Payment for patent rights and trademarks                           (46,672)        (50,969)     (1,095,085)
Payment of organization costs                                            0               0        (139,779)
Purchase of property and equipment                                 (83,761)       (342,978)     (1,608,825)
                                                               -----------    ------------    ------------
Net cash (used in) provided by investing activities              3,818,237         639,768      (4,052,915)
Financing activities
Proceeds from demand note from bank                                      0        (400,000)              0
Principal payments on capital lease obligations                    (27,135)              0        (565,601)
Proceeds from sale and leaseback                                         0               0          75,131
Proceeds from issuance of Preferred Stock, net                   4,680,292               0      28,976,554
Proceeds from issuance of Common Stock, net                          2,513         (21,954)     19,817,280
Proceeds from exercise of stock options                                             42,190         111,849
Proceeds from exercise of warrants                                       0               0         500,001
                                                               -----------    ------------    ------------
Net cash (used in) provided by financing activities              4,655,670        (379,764)     48,915,214
                                                               -----------    ------------    ------------
Increase (decrease) in cash and cash equivalents                 4,683,512      (2,580,249)     18,244,869
Cash and cash equivalents at beginning of year/period              719,666      20,780,360               0
                                                               -----------    ------------    ------------
Cash and cash equivalents at end of year/period                $ 5,403,178    $ 18,244,869    $ 18,244,869
                                                               ===========    ============    ============


See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Gliatech Inc. for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission.

Note 2.           Net Loss Per Share

Net Loss Per Share
- ------------------

Net loss per common share, for the three and six months ended June 30, 1996, are based on the weighted average number of common shares outstanding. Common equivalent shares relating to stock options and warrants are excluded as their effect is anti-dilutive.

Pro Forma Net Loss Per Share
- ----------------------------

Pro forma net loss per common share, for the three and six months ended June 30, 1995, are computed using the pro forma weighted average number of shares of common stock outstanding and pursuant to SEC Staff Accounting Bulletin 83, common and common equivalent shares including preferred shares (all of which converted, according to their terms, upon the consummation of the initial public offering which was consummated on October 24, 1995) issued by the Company and stock options and warrants granted during the twelve month period immediately preceding the filing of the initial public offering have been included in the calculation of the shares used in computing pro forma net loss per common share as if they were outstanding for all periods presented. In addition, common equivalent shares from preferred shares (all of which converted, according to their terms, upon the consummation of the initial public offering) issued prior to the twelve-month period immediately preceding the filing of the initial public offering are included in the computation of pro forma net loss per common share as if they had been converted on the original date of issuance.

Item 2          MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since commencing operations in 1988, the Company has been a development stage company. The Company is developing and commercializing the ADCON family of products to inhibit excessive scarring and adhesions after surgery. Based on European pivotal clinical studies and other compliance efforts and submission of data, the Company obtained regulatory clearance to affix CE Marking on ADCON-L and ADCON-T/N, thereby allowing ADCON-L and ADCON-T/N to be marketed in the 15 European Union countries for lumbar disc surgery and tendon and peripheral nerve surgeries, respectively. The Company has entered into distribution agreements with independent distributors for ADCON-L in Australia, Austria, Belgium, France, Germany, Italy, The Netherlands, Spain, Switzerland and the United Kingdom. For ADCONT/N, the Company intends initially to pursue only a limited distribution in the 15 European Union countries during 1996 and currently has entered into distribution agreements in Australia, Austria, Belgium, Italy, The Netherlands, Spain and Switzerland. Since inception, the Company's revenues have been derived primarily from contract research payments from a research contract with Janssen Pharmaceutica, N.V. of Belgium ("Janssen"), a wholly-owned subsidiary of Johnson & Johnson, to collaborate on the discovery and development of compounds to slow the progression of Alzheimer's disease (the "Janssen Agreement"). The Company has also received revenues from various government grants which have been awarded to the Company.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1996

REVENUES

Total revenues increased 82% from $528,038 in the second quarter of 1995 to $962,213 in the second quarter of 1996, and 69% from $1,057,277 in the first six months of 1995 to $1,791,313 in the corresponding period of 1996. The increases are primarily a result of contract research revenues of $714,435 for the second quarter of 1996 compared to $482,033 in the second quarter of 1995, and $1,428,870 for the first six months of 1996 compared to $963,283 for the first six months of 1995 from the Company's research contract with Janssen. In September 1995, the Company entered into an addendum to the Janssen Agreement in order to expand the scope of the collaboration with Janssen on Alzheimer's disease to include research relating to inhibitors of complement activation. This addendum to the Janssen Agreement added approximately $438,000 to research contract revenues in the first six months of 1996. Under the terms of the expanded agreement, Janssen increased its research funding and milestone payments by 50% beginning in September 1995.

For the second quarter of 1996, the Company recognized $205,850 and $282,196 for the first six months of 1996 in product sales, primarily from sales of its ADCON-L product in Europe. There were no products sales for the first six months of 1995 because the Company did not have regulatory approval to market the ADCON products at that time.

The Company's government-funded research grant revenues decreased slightly from $46,005 in the second quarter of 1995 to $41,928 in the second quarter of 1996, and from $93,994 in the first six months of 1995 to $80,247 in the first six months of 1996.

EXPENSES

Expenses for research and development increased 32% from $1,150,136 for the second quarter of 1995 to $1,523,111 for the second quarter of 1996, and 29% from $2,337,457 for the first six months of 1995 to $3,023,745 for the comparable period of 1996. The increases are due primarily to increased staffing and clinical contract expenses as a result of the initiation of pivotal clinical trials in the U.S. for both ADCON(R)-L and ADCON(R)-T/N during the fourth quarter of 1995 and early 1996. Additionally, in the first six months of 1996, the Company increased its research activities relating to its Alzheimer's disease and Cognition Modulation programs which required increases in staffing and laboratory supplies and services. Increased expenses associated with the Company's Alzheimer's program are funded under the Company's agreement with Janssen.

Selling, general and administrative expenses were $1,466,487 for the second quarter of 1996, compared to $764,650 in the same quarter of 1995, and $2,244,758 for the first half of 1996 compared to $1,282,814 for the first half of 1995. The increases are due primarily to $500,000 of expenses associated with the filing of a registration statement with the U.S. Securities and Exchange Commission (SEC) on Form S-1 for an offering of Gliatech's Common Stock. Gliatech subsequently withdrew the registration statement due to unfavorable market conditions. To a lesser extent, sales and marketing expenses increased as the Company continued to expand its sales and marketing efforts for its ADCON(R)-L and ADCON(R)-T/N products in the European markets.

INTEREST INCOME

Net interest income increased from $14,299 in the second quarter of 1995 to $275,415 in the second quarter of 1996, and from $52,631 in the first six months of 1995 to $580,417 in the comparable period of 1996. The increases are due to the interest earned on the cash received in the June 1995 private placement of equity securities and the October 1995 initial public offering of Common Stock. In addition, interest expense decreased as the Company paid down its line of credit and fully repaid its capital lease.

NET LOSS

The Company's net loss increased by 26% to $1,780,007 for the second quarter of 1996 compared to $1,415,383 for the second quarter of 1995 and by 14% to $2,957,119 for the first half of 1996 compared with $2,600,436 the first half of 1995. The increase in net loss for both periods is a result of increased revenues and interest income offset by increased operating costs and expenses as discussed above. The net loss per share decreased to $0.24 for the second quarter of 1996 from $0.29 for the second quarter of 1995, and to $0.40 for the first half of 1996 from $0.53 for the first half of 1995. The reduction in net loss was due to an increase in the number of shares outstanding, primarily due to the sale of 2,300,000 shares of Common Stock in the Company's initial public offering in October of 1995.

LIQUIDITY AND CAPITAL RESOURCES

In October 1995, the Company received net proceeds, after expenses of the offering, of approximately $19,669,000 from its initial public offering in which the Company sold 2,300,000 shares of Common Stock at an initial public offering price of $9.50 per share. Prior to the public offering, the Company had financed its operations primarily through the private placement of its equity securities and to a lesser extent through federally sponsored research grants and research contract and licensing fees. In June 1995, the Company received net proceeds of approximately $4,653,000 through a private placement of equity securities. Since its inception, the Company has received $49,293,835 in net proceeds from equity financings. In addition, from its inception through June 30, 1996, the Company has recognized revenue of $4,563,229 from its research collaboration agreement with Janssen and $1,048,446 from several federally sponsored research grants. Janssen is expected to pay the Company approximately $2,800,000 during fiscal 1996. The Company also has established a $1,000,000 line of credit with a bank, secured by certain assets of the Company. As of June 30, 1996, the Company had no borrowings against the line of credit.

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term investments. As of June 30, 1996 and December 31, 1995, the Company's cash and cash equivalents and short-term investments totaled $19,454,095 and $23,023,301, respectively.

Also, during 1995, the Company received two $100,000 Phase I Small Business Innovation Research (SBIR) grants from the National Institute of Neurological Disorders and Stroke (NINDS) division of the National Institute of Health (NIH) to develop histamine H3 receptor agents. If the Company is successful in its Phase I research, Phase II awards for additional funding could be sought to aid in further development of these agents; however, there is no assurance that such additional funding will be obtained.

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

The Company is a party to a license agreement and a related sponsored research agreement with Case Western Reserve University ("Case Western") pursuant to which Case Western granted the Company an exclusive worldwide license at a royalty of up to five percent of the revenues generated from the sale of products which are within the nerve regeneration/repair scope of the agreements. A dispute has arisen between Case Western and the Company regarding inventorship of the ADCON products. Case Western has informed the Company that it believes one of its employees is a co-inventor of the ADCON family of products and that the Company is therefore obligated to pay royalties to Case Western on the sale of ADCON products. Case Western has threatened litigation regarding this matter. The Company believes that no Case Western employee is an inventor of the ADCON family of products and thus that the ADCON family of products is not within the nerve regeneration/repair scope of these sponsored research and license agreements with Case Western. In the event that Case Western elects to pursue this matter, there can be no assurance that the Company will not be required to pay such royalties or that the cost of defending against any such proceeding will not have an adverse material effect on the Company.

                                     PART II
                                OTHER INFORMATION

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           11.1 Statement regarding computation of per-share net loss

                           27.1     Financial data schedule

                  (b)      Reports on Form 8-K

                           There were no reports on Form 8-K filed during the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1996          GLIATECH INC.

                               By: /s/ Rodney E. Dausch
                                  ------------------------------
                                  Rodney E. Dausch
                                  Vice President, Chief Financial Officer
                                        and Secretary
                                  (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)


                                  EXHIBIT INDEX

Exhibit No.     Description of Exhibit                                   Page Number
- -----------     ----------------------                                   -----------

11.1            Statement Regarding Computation of Per-Share Net Loss         12

27.1            Financial Data Schedule                                       13
