Form 10-Q
period 1996-09-30
GLIATECH INC
filed 1996-11-14
CIK 885741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (mark one)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                      OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _____________


                         Commission File Number 0-20096

                                  GLIATECH INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                                  34-1587242
  (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


        23420 COMMERCE PARK ROAD
        CLEVELAND, OHIO                                               44122
(Address of principal executive offices)                              (Zip Code)

                                 (216) 831-3200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X       NO
                                 ----         ----

The number of shares outstanding of the registrant's Common Stock, $0.01 par value per share, as of November 11, 1996 was 7,320,086 shares.

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                                      INDEX


PART I.                                FINANCIAL INFORMATION                                            PAGE
                                                                                                        ----
Item 1        Financial Statements:

              Consolidated Balance Sheets -                                                                1
              December 31, 1995 and September 30, 1996

              Consolidated Statements of Operations - for the three months and nine months ended September 30, 1995 and 1996 and for the period from inception of operations (August 31, 1988)
              through September 30, 1996                                                                   2

              Consolidated Statements of Cash Flows - for the nine months ended
              September 30, 1995 and 1996 and for the period from inception of operations (August 31, 1988) through
              September 30, 1996                                                                           3

              Notes to Consolidated Financial Statements                                                   4

Item 2        Management's Discussion and Analysis of Financial Condition                                  5
              and Results of Operations


PART II.                               OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K                                                             9

                         PART I - FINANCIAL INFORMATION

                          item 1. Financial Statements

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS


                                                              DECEMBER 31,         SEPTEMBER 30,
                                                                 1995                  1996
                                                             ------------          ------------
                                                                                    (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ......................         $ 20,780,360          $ 17,558,614
    Short-term investments .........................            2,242,941               464,993
    Accounts receivable ............................              138,428               292,221
    Government grants receivable ...................               74,060                38,007
    Inventory at cost ..............................              417,659               403,712
    Prepaid expenses and other .....................              272,340               377,006
                                                             ------------          ------------
Total current assets ...............................           23,925,788            19,134,553

Property and equipment, net ........................              566,961             1,085,722
Other assets, net ..................................              853,187               911,318
                                                             ------------          ------------
TOTAL ASSETS .......................................         $ 25,345,936          $ 21,131,593
                                                             ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Demand note from bank ..........................         $    400,000          $          0
    Accounts payable and other accrued expenses ....            1,045,785               944,243
    Accrued compensation ...........................              252,053                75,000
    Accrued clinical trial costs ...................              186,558               854,199
    Deferred research contract revenue .............              279,095                67,859
                                                             ------------          ------------
    Total current liabilities ......................            2,163,491             1,941,301

Stockholders' equity:
    Convertible Preferred Stock ....................                    0                     0
    Common stock ...................................               72,978                73,201
    Additional paid-in capital .....................           50,886,788            51,007,673
    Deferred compensation ..........................              (23,111)               (5,618)
    Deficft accumulated during the development stage          (27,754,210)          (31,884,964)
                                                             ------------          ------------
    Total stockholders' equity .....................           23,182,445            19,190,292
                                                             ------------          ------------
    TOTAL LIABILITIES AND STOCKHOLDERS EQUITY ......         $ 25,345,936          $ 21,131,593
                                                             ============          ============

See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                   Period from
                                                                                                                   Inception of
                                                                                                                    Operations
                                                                                                                 (August 31, 1988)
                                                          Three Months Ended               Nine Months Ended          through
                                                             September 30                   September 30           September 30
                                                   ----------------------------    ----------------------------    ------------
                                                       1995             1996            1995          1996             1996
                                                   ------------    ------------    ------------    ------------    ------------
Government grants ............................     $     86,652    $     39,976    $    180,646    $    120,223    $  1,088,422
Research contracts and licensing fees ........          554,167    $    712,995       1,516,669       2,141,865       5,276,224
Product sales ................................           35,224         280,336          36,005         562,532         831,105
                                                   ------------    ------------    ------------    ------------    ------------
      Total revenues .........................          676,043       1,033,307       1,733,320       2,824,620       7,195,751

Research and development .....................        1,250,529       1,562,303       3,587,986       4,586,048      25,695,981
Selling, general and administrative ..........          516,510         870,190       1,799,322       3,114,948      13,223,870
Depreciation and amortization ................           42,618          47,342         132,689         107,688       1,383,109
                                                   ------------    ------------    ------------    ------------    ------------
      Total operating cost and expenses ......        1,809,657       2,479,835       5,519,997       7,808,684      40,302,960
                                                   ------------    ------------    ------------    ------------    ------------
Loss from operations .........................       (1,133,614)     (1,446,528)     (3,786,677)     (4,984,064)    (33,107,209)
Interest Income, net .........................           57,425         272,894         110,056         853,311       2,161,268
                                                   ------------    ------------    ------------    ------------    ------------
NET LOSS ......................................     ($1,076,189)    ($1,173,634)    ($3,676,621)    ($4,130,753)   ($30,945,941)
                                                   ============    ============    ============    ============    ============
Net loss per common share (pro forma for 1995)            $0.22           $0.16           $0.74           $0.56
                                                   ============    ============    ============    ============
Shares used for purposes of computing
       net loss per common share .............        4,951,457       7,316,849       4,948,897       7,311,173
                                                   ============    ============    ============    ============







                 See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Period from
                                                                                                    Inception of
                                                                                                    Operations
                                                                                                  (August 31, 1988)
                                                                     Nine Months Ended                through
                                                              --------------------------------      September 30,
                                                                  1995               1996               1996
                                                              ------------      ------------       ------------
OPERATING ACTIVITIES
Net loss ................................................     ($ 3,676,621)     ($ 4,130,754)       ($30,945,942)
Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization .......................          132,689           110,112           1,388,490
    Loss on disposal of equipment .......................                0                 0             102,000
    Compensation from issuance of stock and stock options           22,202            17,493             280,991
    Changes in operating assets and liabilities:
       Accounts receivable ..............................                0          (153,793)           (292,221)
       Inventory ........................................            4,887            13,947            (403,712)
       Government grants receivable and other assets ....          (88,473)          (68,613)           (270,827)
       Accounts payable and other accrued expenses ......         (235,795)         (226,846)            808,244
       Deferred contract research revenue ...............       (1,016,667)         (211,236)             67,859
       Other liabilities ................................         (275,280)          667,641           1,461,134
                                                              ------------      ------------         -----------
Net cash used in operating activities ...................       (5,133,058)       (3,982,049)        (27,803,984)
INVESTING ACTIVITIES
(Purchase) sale of investments, net .....................        3,948,670         1,777,948            (464,993)
Payment for patent rights and trademarks ................         (110,030)          (67,113)         (1,111,229)
Payment of organization costs ...........................                0                 0            (139,779)
Purchase of property and equipment ......................         (115,067)         (619,891)         (1,885,738)
                                                              ------------      ------------         -----------
Not cash (used in) provided by investing activities .....        3,723,573         1,090,944          (3,601,739)
FINANCING ACTIVITIES
Proceeds from demand note from bank .....................                0          (400,000)                  0
Principal payments on capital lease obligations .........          (36,155)                0            (565,601)
Proceeds from sale and leaseback ........................                0                 0              75,131
Proceeds from issuance of Preferred Stock, net ..........        4,663,273                 0          28,976,554
Proceeds from issuance of Common Stock, net .............                0           (21,954)         19,817,280
Proceeds from exercise of stock options .................            2,855            91,313             160,972
Proceeds from exercise of warrants ......................                0                 0             500,001
                                                              ------------      ------------         -----------
Net cash (used in) provided by financing activities .....        4,629,973          (330,641)         48,964,337
                                                              ------------      ------------         -----------

Increase (decrease) in cash and cash equivalents ........        3,220,488        (3,221,746)         17,558,614
Cash and cash equivalents at beginning of year/period ...          719,666        20,780,360                   0
                                                              ------------      ------------         -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR/PERIOD .........     $  3,940,154      $ 17,558,614         $17,558,614
                                                              ============      ============         ===========

See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Gliatech Inc. for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission.


Note 2. Net Loss Per Share

Net Loss Per Share
------------------
Net loss per common share, for the three and nine months ended September 30, 1996, are based on the weighted average number of common shares outstanding. Common equivalent shares relating to stock options and warrants are excluded as their effect is anti-dilutive.

Pro Forma Net Loss Per Share
----------------------------
Pro forma net loss per common share, for the three and nine months ended September 30, 1995, are computed using the pro forma weighted average number of shares of common stock outstanding and pursuant to SEC Staff Accounting Bulletin 83, common and common equivalent shares including preferred shares (all of which converted, according to their terms, upon the consummation of the initial public offering which was consummated on October 24, 1995) issued by the Company and stock options and warrants granted during the twelve month period immediately preceding the filing of the initial public offering have been included in the calculation of the shares used in computing pro forma net loss per common share as if they were outstanding for all periods presented. In addition, common equivalent shares from preferred shares (all of which converted, according to their terms, upon the consummation of the initial public offering) issued prior to the twelve-month period immediately preceding the filing of the initial public offering are included in the computation of pro forma net loss per common share as if they had been converted on the original date of issuance.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since commencing operations in 1988, the Company has been a development stage company. The Company is developing and commercializing the ADCON family of products to inhibit excessive scarring and adhesions after surgery. Based on European pivotal clinical studies and other compliance efforts and submission of data, the Company obtained regulatory clearance to affix CE Marking on ADCON(R)-L and ADCON(R)-T/N, thereby allowing ADCON(R)-L and ADCON(R)-T/N to be marketed in the 15 European Union countries for lumbar disc surgery and tendon and peripheral nerve surgeries, respectively. The Company has entered into distribution agreements with independent distributors for ADCON(R)-L and ADCON(R)-T/N in Australia, Austria, Belgium, Germany, Italy, The Netherlands, Scandinavia, Spain, Switzerland and the United Kingdom. In addition, the Company is in advanced discussions to have a distribution agreement signed with a new distributor in France for both ADCON(R)-L and ADCON(R)-T/N. Since inception, the Company's revenues have been derived primarily from contract research payments from a research contract with Janssen Parmaceutica, N.V. of Belgium ("Janssen"), a wholly-owned subsidiary of Johnson & Johnson, to collaborate on the discovery and development of compounds to slow the progression of Alzheimer's Disease (the "Janssen Agreement"). The Company has also received revenues from various government grants which have been awarded to the Company.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1996

REVENUES

Total revenues increased 53% from $676,043 in the third quarter of 1995 to $1,033,307 in the third quarter of 1996, and 63% from $1,733,320 in the first nine months of 1995 to $2,824,620 in the first nine months of 1996. The increases are primarily a result of contract research revenues of $712,995 for the third quarter of 1996 compared to $554,167 in the third quarter of 1995, and $2,141,865 for the first nine months of 1996 compared to $1,517,450 for the first nine months of 1995 from the Company's research contract with Janssen. In September 1995, the Company entered into an addendum to the Janssen Agreement in order to expand the scope of the collaboration with Janssen on Alzheimer's Disease to include research relating to inhibitors of complement activation. This addendum to the Janssen Agreement added approximately $657,000 to research contract revenues in the first nine months of 1996. Under the terms of the expanded agreement, Janssen increased its research funding and milestone payments by 50% beginning in September 1995.

Product sales increased from $35,224 in the third quarter of 1995 to $280,336 in the third quarter of 1996, and from $35,224 in the first nine months of 1995 to $562,532 in the first nine months of 1996. The increase in product sales resulted from sales of the Company's ADCON(R)-L and ADCON(R)-T/N products in certain European countries.

The Company's government-funded research grant revenues decreased from $86,652 in the third quarter of 1995 to $39,976 in the third quarter of 1996, and from $180,646 in the first nine months of 1995 to $120,223 in the first nine months of 1996. The decrease in government grant revenues was due to the timing of spending and funding under the respective grants.

EXPENSES

Expenses for research and development increased 25% from $1,250,529 for the third quarter of 1995 to $1,562,303 for the third quarter of 1996, and 28% from $3,587,986 for the first nine months of 1995 to $4,586,048 for the first nine months of 1996. The increases are due primarily to increased staffing and clinical contract expenses due to of the initiation of pivotal clinical trials in the U.S. for both ADCON(R)-L and ADCON(R)-T/N beginning in the fourth quarter of 1995 and continuing through the third quarter of 1996. Additionally, the increase is a result of additions in staffing and purchases of laboratory supplies and services relating to increased research activities beginning in the first quarter of 1996 with respect to Alzheimer's Disease and Cognition Modulation programs. Increased expenses associated with the Company's Alzheimer's Disease program are funded under the Company's agreement with Janssen.

Selling, general and administrative expenses were $867,767 for the third quarter of 1996, compared to $516,510 in the third quarter of 1995, and $3,112,525 for the first nine months of 1996 compared to $1,799,322 for the first nine months of 1995. This increase was primarily due to an increase in sales and marketing expenses as Gliatech continued to expand its sales and marketing efforts for its ADCON(R)-L and ADCON(R)-T/N products in the European markets. The increase was partially offset by a reduction of $150,000 of expenses from the $500,000 accrual that was established in the second quarter of 1996 with respect to the filing of a registration statement with the Securities and Exchange Commission for an offering of Common Stock which was subsequently withdrawn due to unfavorable market conditions. The reduction of the accrual was a result of the Company's actual expenses associated with this offering being lower than initially anticipated.

INTEREST INCOME

Net interest income increased from $57,425 in the third quarter of 1995 to $272,894 in the third quarter of 1996, and from $110,056 in the first nine months of 1995 to $853,311 in the first nine months of 1996. The increases are due to the interest earned on the cash received in the June 1995 private placement of equity securities and the October 1995 initial public offering of

Common Stock. In addition, interest expense decreased as the Company paid down its line of credit and fully repaid its capital lease.

NET LOSS

The Company's net loss increased by 9% from $1,076,189 for the third quarter of 1995 to $1,173,635 for the third quarter of 1996, and by 12% from $3,676,621 for the first nine months of 1995 to $4,130,754 for the first nine months of 1996. The increase in net loss for both periods is a result of increased revenues and interest income being more than offset by increased operating costs and expenses as discussed above. The net loss per share decreased from $0.22 for the third quarter of 1995 to $0.16 for the third quarter of 1996, and from $0.74 for the first nine months of 1995 to $0.56 for the first nine months of 1996. The reduction in net loss was due to an increase in the number of shares outstanding, primarily due to the sale of 2,300,000 shares of Common Stock in the Company's initial public offering in October of 1995.

LIQUIDITY AND CAPITAL RESOURCES

In October 1995, the Company received net proceeds, after expenses of the offering, of approximately $19,669,000 from its initial public offering in which the Company sold 2,300,000 shares of Common Stock at an initial public offering price of $9.50 per share. Prior to the public offering, the Company had financed its operations primarily through the private placement of its equity securities and to a lesser extent through federally sponsored research grants and research contract and licensing fees. In June 1995, the Company received net proceeds of approximately $4,653,000 through a private placement of equity securities. Since its inception, the Company has received $49,293,835 in net proceeds from equity financings. In addition, from its inception through September 30, 1996, the Company has recognized revenue of $5,276,224 from its research collaboration agreement with Janssen and $1,088,422 from several federally sponsored research grants. Janssen is expected to pay the Company approximately $2,800,000 during fiscal 1996. The Company also has established a $1,500,000 unsecured line of credit with a bank. As of September 30, 1996, the Company had no borrowings against the line of credit.

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term investments. As of December 31, 1995 and September 30, 1996, the Company's cash and cash equivalents and short-term investments totaled $23,023,301 and $18,023,607, respectively.

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

                                     PART II
                                Other Information


ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           11.1     Statement regarding computation of per-share net loss

                           27.1     Financial data schedule

                  (b)      Reports on Form 8-K

                           There were no reports on Form 8-K filed during the three months ended September 30, 1996.


`
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 1996                 GLIATECH INC.




                                By: /s/ Rodney E. Dausch
                                    --------------------------------------------
                                    Rodney E. Dausch
                                    Vice President, Chief Financial Officer
                                        and Secretary
                                    (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.           Description of Exhibit                                                   Page Number
-----------           ----------------------                                                   -----------

11.1                  Statement Regarding Computation of Per-Share Net Loss                         12

27.1                  Financial Data Schedule                                                       13