Form 10-K405
period 1996-12-31
GLIATECH INC
filed 1997-03-31
CIK 885741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996          COMMISSION FILE NO. 0-20096

                                  GLIATECH INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                        34-1587242
   (State or other jurisdiction of                          (I.R.S. employer
   incorporation or organization)                          identification no.)

      23420 Commerce Park Road, Cleveland, Ohio                  44122
      (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (216) 831-3200

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock, $0.01 Par Value Per Share

                  Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                            ---    ---

                  Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Annual Report or any amendment to this Form 10-K. [X]

                  Aggregate market value of Common Stock held by non-affiliates as of March 20, 1997 at a closing price of $10.00 per share as reported by the Nasdaq National Market was approximately $51,185,410. Shares of Common Stock held by each officer and director, their respective spouses, and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 20, 1997 was 7,346,272.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Parts of the following documents are incorporated by reference to Parts II, III and IV of this Annual Report on Form 10-K: (i) the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders (the "Proxy Statement") and (ii) the Registrant's 1996 Annual Report for the fiscal year ended December 31, 1996 (the "Annual Report").

                                  GLIATECH INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


                                                                                                      PAGE

PART I
         ITEM 1.  Business...........................................................................-1-
         Item 2.  Properties........................................................................-11-
         Item 3.  Legal Proceedings.................................................................-11-
         Item 4.  Submission of Matters to a Vote of Securityholders................................-11-
         Item 4A. Executive Officers of the Company.................................................-11-

PART II
         Item 5.  Market for Company's Common Equity and Related Stockholder Matters................-12-
         Item 6.  Selected Financial Data...........................................................-12-
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.....................................................................-12-
         Item 8.  Financial Statements and Supplementary Data.......................................-12-
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................................-12-

PART III
         Item 10.  Directors and Executive Officers of the Company..................................-12-
         Item 11.  Executive Compensation...........................................................-13-
         Item 12.  Security Ownership of Certain Beneficial Owners and Management...................-13-
         Item 13.  Certain Relationships and Related Transactions...................................-13-

PART IV
         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................-13-

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         The Company is engaged in the development and commercialization of medical devices designed to inhibit excessive surgical scarring and adhesion formation following surgery. Postoperative scarring and adhesion formation can become excessive, binding together tissues and organs causing pain, obstruction and impairment of function. Further, excessive scarring can obstruct access to the surgical site, making additional surgery difficult. The Company is engaged in the development and commercialization of the ADCON family of medical devices to address such postoperative complications. In addition, the Company is pursuing the development of drug candidates for the treatment of certain nervous system disorders, including Alzheimer's Disease, through its strategic alliance with Janssen Pharmaceutica, N.V. of Belgium ("Janssen"), a wholly-owned subsidiary of Johnson & Johnson, and cognitive disorders.

         The ADCON family of medical devices are being developed by the Company to inhibit excess scarring and adhesion formation at the surgical site. The initial ADCON products are formulated as proprietary resorbable gels for direct application by surgeons to organs and tissues during surgery to inhibit surgical scarring and adhesions. ADCON-L is designed to inhibit scarring and adhesion formation following lumbar disc surgery. ADCON-T/N is designed for use in tendon and peripheral nerve repair surgeries such as carpal tunnel syndrome and tenolysis. In addition to ADCON-L and ADCON-T/N, the Company is in earlier stages of development of several additional ADCON products for use in pelvic/gynecological, abdominal, cardiac and implant/prosthetic surgeries. Because of the differences in the body environments in which each of these product candidates would be used, a number of different formulations may be required.

         Based on European pivotal clinical studies and other compliance efforts and the submission of other data, the Company obtained regulatory clearances to affix CE Marking on ADCON-L and ADCON-T/N thereby allowing ADCON-L and ADCON-T/N to be marketed in the 15 European Union countries for lumbar disc surgery and tendon and peripheral nerve repair surgery, respectively. The Company has entered into distribution agreements and is currently selling both ADCON-L and ADCON-T/N with independent distributors in Australia, Austria, Belgium, Germany, Italy, The Netherlands, New Zealand, Scandinavia, Spain, Switzerland and the United Kingdom. Additionally, in the United States, in February 1997, the Company received notification that its Premarket Approval Application ("PMA") for ADCON-L had been accepted for filing by the U.S. Food and Drug Administration ("FDA"). Pivotal clinical trials are currently being conducted for both ADCON-L and ADCON-T/N. The Company intends to submit a PMA to the FDA for ADCON-T/N upon successful completion of the trial.

         The Company is also engaged in the research and development of therapeutic products for the treatment of certain nervous system disorders, including Alzheimer's Disease and cognitive disorders. Studies have shown that certain glial cells and glial-derived factors are consistently associated with senile neuritic plaques, which are thought to be a key contributor to Alzheimer's Disease pathology. In October 1994, the Company entered into an agreement with Janssen to collaborate on the research and development of therapeutic products to treat Alzheimer's Disease (the "Janssen Agreement"). In addition, in September 1995, the Company entered into an addendum to the Janssen Agreement in order to expand the scope of the collaboration. As a result of screening compounds from Janssen's pharmaceutical library, several potential lead compounds have been identified.

         The Company's Cognition Modulation program is focused on a class of compounds designed to act on the histamine H3 receptor in the brain which regulates sleep/wakeful states and modulates the level of arousal and alertness. An antagonist to this receptor could lead to enhanced states of alertness for treating attention deficit hyperactive disorder (ADHD), sleep disorders, obesity, anxiety and the cognitive deficit in Alzheimer's Disease patients.

ADCON SURGICAL ADHESIONS PRODUCTS

         During the normal healing process following surgery a matrix of scar tissue forms at the surgical site. In many cases, scar formation results in surgical adhesions that can become excessive, binding together tissues and/or organs, causing pain, obstruction and impairment of function. Further, excessive scarring can obstruct access to the surgical site, making additional surgery difficult.

         The Company is developing and commercializing the ADCON family of medical devices to act as a barrier to surgical adhesions at the surgical site. The initial ADCON products are formulated as proprietary resorbable gels to inhibit surgical scarring and adhesions for direct application by surgeons to organs and tissues during surgery.

  ADCON-L

         ADCON-L is formulated as a proprietary resorbable gel which is applied directly by surgeons to the surgical site following lumbar disc surgery. ADCON-L provides a physical barrier between the membrane covering the spinal cord and the back muscles and between the spinal nerve roots and the inner surface of the vertebral body. This barrier is designed to inhibit excess scarring and resultant adhesion formation at the surgical site.

         Development and Regulatory Status. Based on the results of a pivotal clinical trial of ADCON-L in Europe, among other factors, the Company obtained regulatory clearances to affix CE Marking for ADCON-L in the European Union countries. The CE Marking for ADCON-L allows the Company to market ADCON-L in the 15 European Union countries (Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom) for lumbar disc surgery patients. Based on the results of a multicenter pivotal trial in European medical facilities, ADCON-L received European Union ("EU") regulatory approval for sale of such product throughout the EU and Australia and New Zealand. In February 1997, the Company received notification that its PMA for ADCON-L had been accepted for filing by the FDA. The Company is currently conducting pivotal U.S. clinical trials for ADCON-L.

  ADCON-T/N

         ADCON-T/N is a proprietary resorbable gel which is applied directly by surgeons to the surgical site following tendon and peripheral nerve surgeries such as carpal tunnel syndrome and tenolysis. The formation of adhesions which bind the tendon to surrounding tissues results in a reduction of the tendon's ability to glide, thus limiting the range of motion. In the peripheral nervous system, postsurgical scar formation can lead to scarring and compression of nerves. The combination of scarring and nerve adhesions can result in loss of nerve function and pain.

         Development and Regulatory Status. The Company obtained regulatory clearances to affix CE Marking for ADCON-T/N in the EU based on the results of European clinical studies submitted to a European designated agency. ADCON-T/N is now being sold in all major countries in the EU, as well as Australia and New Zealand for use in tendon and peripheral nerve surgeries. The Company is currently conducting pivotal U.S. clinical trials for ADCON-T/N. The Company intends to submit a PMA for ADCON-T/N to the FDA upon the successful completion of these studies.

  OTHER ADCON PRODUCTS

         The Company is also conducting preclinical studies relating to applications of its ADCON technology in preventing surgical adhesions in a variety of other surgical procedures. Potential product candidates are being developed for use in surgeries where adhesions are common and are known to create troublesome complications including: (i) pelvic/gynecological surgery, where adhesions may occlude or otherwise impair the normal function of the ureters, bladder, uterus or fallopian tubes; (ii) abdominal surgery, where peritoneal adhesions between organs and/or the abdominal wall may seriously impair gastrointestinal function; (iii) cardiac surgery, where adhesions may significantly increase the risk of injury during re-operation; and (iv) implant/prosthetic surgery, where adhesions may compromise the effective performance of a medical device. Because of the differences in the body environments in which each of these product candidates would be used, a number of different formulations may be required.

  MARKETING AND SALES

         Currently, the Company is marketing its ADCON products through independent medical device distributors. As of December 31, 1996, the Company has entered into agreements with independent distributors regarding country-specific sales and distribution rights to ADCON-L and ADCON-T/N in Australia, Austria, Belgium, Germany, Italy, The Netherlands, New Zealand, Scandinavia, Spain, Switzerland and the United Kingdom. Discussions with respect to distributor arrangements in other major countries are ongoing. In December 1996, the Company also signed a development and license agreement with Chugai Pharmaceutical Co., Ltd. for the exclusive development and sale, after obtaining necessary governmental approvals, of ADCON-L and ADCON-T/N products in Japan.

         These distribution agreements generally provide the distributors with exclusive distribution rights in their assigned territory. The agreements require the distributors to meet specified minimum annual sales targets. In certain of the distribution agreements, the Company may, upon the expiration of applicable notice periods, terminate the exclusivity of such arrangement or terminate the arrangement, as the case may be, in the event such sales goals are not achieved. The Company provides marketing and advertising support to its distributors and conducts training seminars for distributor personnel. These distributors are independent third parties, are not employees of the Company and are not directly under the control or supervision of the Company, except that they are subject to the terms and conditions of their respective distribution agreements. There can be no assurance that the current relationships with distributors will be successful or that the Company will be able to enter into similar distribution arrangements in other markets, or that such arrangements will be available on acceptable terms and conditions to the Company. Furthermore there can be no assurance that the ADCON products will be successfully marketed since the Company does not control the distribution of its products and relies exclusively on third parties for its distribution of products.

  MANUFACTURING AND SUPPLIERS

         The Company does not have any manufacturing facilities and presently utilizes a sole foreign contractor, European Medical Contract Manufacturing, located in Nijmegen, The Netherlands, for the manufacture of its commercial and clinical requirements of ADCON-L and ADCON-T/N. The Company currently purchases the key components for ADCON-L and ADCON-T/N from suppliers and provides such components to the contract manufacturer who formulates these components into the gel for the ADCON-L and ADCON-T/N products. The contract manufacturer is registered as a subcontractor for the manufacture of pharmaceutical products by The Netherlands designated agency and is certified to ISO requirements for manufacture of such products. ISO Certification is an internationally recognized standard of quality manufacturing. It is, however, the Company's intention to identify additional manufacturers in the future, including a U.S. based contract manufacturer. The manufacture of the Company's products is subject to Good Manufacturing Practices regulations ("GMP") or other requirements prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that the Company's current manufacturer will continue to comply with all applicable regulatory requirements or that such manufacturer will be able to supply the Company with such products or that the Company will be able to identify additional manufacturers of its products on terms acceptable to the Company.

         The Company currently obtains one of the key components for its ADCON products from a single supplier. The Company also has developed its own proprietary process to manufacture this key component and is currently manufacturing it on a pilot basis through a contract manufacturer according to GMP standards. In addition, the Company is pursuing qualification of additional suppliers. There can be no assurance that additional suppliers will be identified or that the key components will be available on terms acceptable to the Company.

  ADCON RESEARCH AND LICENSE AGREEMENTS

         The Company is a party to a license agreement and a related sponsored research agreement with a university that provides for a royalty of up to 5% of revenues from products covered by these agreements. In 1995, a dispute regarding inventorship of the ADCON products and the rights of the university to receive royalties from sales of ADCON products arose between Gliatech and the university. The university has threatened litigation regarding this matter. Gliatech and the university have had, and are continuing to have, discussions regarding this dispute. There has been no resolution of this matter. The Company is not able to make any estimate of costs that may arise as a result of any outcomes from this dispute and there can be no assurance that the Company will not be required to pay any costs or royalties or that any costs to the Company, or royalties that may result, from this dispute will not have an adverse effect on the Company.

  NERVOUS SYSTEM DISORDERS

         The Company's longer-term research is focused on the development of therapeutic products for the treatment of nervous system disorders for which the Company believes existing therapies are inadequate. The Company is presently pursuing the development of small molecular weight compounds for the treatment of Alzheimer's Disease and cognitive disorders.

         The Company's strategy is to pursue its nervous system disorder programs through collaboration with third parties. The Company has entered into a strategic alliance with Janssen to collaborate on the research, development and commercialization of certain treatments for Alzheimer's Disease. To date, the Company has pursued the development of its Cognition Modulation technology independently. The Company, however, does not anticipate funding clinical trials relating to this program in the absence of a strategic partner. No assurances can be given that the Company will be able to identify a strategic partner, or that in the event the Company identifies a strategic partner, that such strategic partner will enter into an alliance with the Company or that the operation of any such alliance will be successful.

  ALZHEIMER'S DISEASE

         Role of Glial Cells in Alzheimer's Disease. The cause of Alzheimer's Disease is unknown, and there are no proven means of prevention or cure. The Company believes that research in Alzheimer's Disease has been directed primarily at providing replacement therapy for neurotransmitter deficiencies, such as in the cholinergic system, in order to alleviate the symptoms. Attempts to stop the progression of the disease have centered on identifying a neurotrophic factor, or combination of factors, which may slow neural degeneration. The Company believes that glial cells have received inadequate attention in the study of Alzheimer's Disease. Glial cells are one of the two interrelated networks of cells in the nervous system. The interrelated networks of cells consists of neurons, which transfer and process information from around the body, and glial cells, which monitor and regulate the neuronal system and play an active role in maintaining normal brain function. Recent research into Alzheimer's Disease has focused on the role of beta-amyloid in the formation of senile neuritic plaques.

  The Company's Alzheimer's Disease Program

         Utilizing its strengths in glial cell technology, the Company is conducting research to develop therapeutic products to slow the progression of Alzheimer's Disease. In October 1994, the Company and Janssen entered into the Janssen Agreement to collaborate on the discovery and development of compounds suitable for the treatment of Alzheimer's Disease and other neurodegenerative diseases. The Company is primarily pursuing two specific mechanisms by which glial cells seem to play a role in the amyloid-associated neurotoxicity of Alzheimer's Disease.

         Beta-Amyloid Induced Inflammation. The Company has discovered that beta-amyloid peptide, the major component of senile plaques, causes significant changes in glial cell metabolism. The action of beta-amyloid on microglia leads to the release of inflammatory cytokines such as interleukins and tumor necrosis factor. A similar release of cytokines has been reported to occur in the brain of Alzheimer's patients. The Company is working with Janssen on the development of small molecular weight compounds that reduce the effects of beta-amyloid on glial cells and thus block or reduce the release of inflammatory agents. A number of high capacity assay systems have been developed by the Company which are being used to analyze Janssen's pharmaceutical library for molecules which inhibit these beta-amyloid-induced actions. As a result of this analysis, several potential lead compounds have been identified.

         Inhibitors of Complement Activation. The Company is also pursuing research relating to activated proteins from the classical complement cascade that are associated with beta-amyloid in Alzheimer's Disease senile plaques. The complement cascade is part of the immune response typically invoked in response to systemic infections, resulting in the death of pathogenic cells, but is not usually found in the brain. The Company has discovered that beta-amyloid can bind one of these factors and activate the complement cascade, providing an explanation for the presence of activated complement in patients with Alzheimer's Disease. The Company is working with Janssen on the development of small molecular weight compounds that would block this complement activation. The Company has developed proprietary screens and has used these to identify several potential lead compounds that block beta-amyloid induced activation of the complement cascade.

         Alzheimer's Disease Models. The Company has also developed secondary screens with which to further characterize compounds identified in the high-throughput screens. In addition, Janssen is funding the development of an animal model of Alzheimer's Disease. To date, Company scientists have demonstrated that the deposition of fibrillar beta-amyloid results in activation of neuroglia in this model. Moreover, certain aspects of the inflammatory response seen in Alzheimer's Disease seem to occur in this model. If the appropriate aspects of Alzheimer's Disease pathology are replicated in this model, it will be used to test the in vivo efficacy of selected compounds.

  The Janssen Agreement

         Under the terms of the Janssen Agreement, Johnson & Johnson Development Corporation, a subsidiary of Johnson & Johnson, made an equity investment in the Company. Janssen, a wholly owned subsidiary of Johnson & Johnson, paid the Company an initial licensing fee. The Janssen Agreement provides funding by Janssen to the Company for Alzheimer's Disease research through October 1997. The Janssen Agreement is renewable, at Janssen's options, for one or two years thereafter. In addition, in September 1995, the Company entered into an addendum to the Janssen Agreement in order to expand the scope of the collaboration on Alzheimer's Disease to include research relating to inhibitors of complement activation. Janssen is required to make additional payments to the Company upon the attainment of certain clinical and developmental milestones. Janssen is also responsible for all development costs, including the cost associated with clinical trials and obtaining regulatory approval. Janssen's parent, Johnson & Johnson, has worldwide distribution rights for any products developed as a result of this collaboration. The Company will receive a royalty from Janssen on any sales of such products.

  COGNITION MODULATION

         The Company is developing a class of small molecular weight compounds designed to act on the histamine H3 receptor in the brain. Histamine is a chemical messenger, released from certain neurons in the brain, which regulates sleep/wake states and modulates levels of arousal and alertness in the conscious state. The histamine H3 receptor is predominately found in the brain and regulates the synthesis and release of histamine in the brain. An antagonist to this receptor would lead to enhanced states of arousal and alertness. The histamine H3 receptor antagonists may be useful in treating several disorders in which general central nervous system arousal is desirable. An agonist to the receptor may prove useful for treating disorders such as anxiety and insomnia. To date, the Company has funded its Cognition Modulation program independently of strategic partners and retains all of the worldwide commercial rights to any products it develops. The Company, however, does not anticipate completing clinical trials relating to its Cognition Modulation program without the collaboration of a strategic partner. There can be no assurance that the Company will be able to enter into an agreement with such a strategic partner for its Cognition Modulation program on acceptable terms, if at all.

         H3 Receptor Antagonists. The Company believes histamine H3 receptor antagonists could provide a therapeutic approach for enhancing cognition and positive behavior in patients with disorders characterized by memory and learning deficiencies. Such an agent could also be useful in arousing patients with various forms of depression of the central nervous system such as narcolepsy. The Company has discovered and developed a selective histamine H3 receptor antagonist, which has been shown in in vivo studies to be available to the brain after oral administration and to selectively block the histamine H3 receptor in the brain. In preclinical studies, the histamine H3 antagonist improves learning and memory and has potential advantages in both safety and abuse potential and has a prolonged duration of action.

         The Company has also developed and synthesized a chemical library of more potent second generation H3 antagonist candidates. These second generation histamine H3 receptor antagonists demonstrate improved in vitro receptor selectivity profiles and enhanced potency. In preclinical models, these candidates have also been shown to enter the brain and enhance histamine release and are being tested for efficacy.

         While there are currently available products for the treatment of the conditions mentioned above, the Company is not aware of any such products based on the histamine H3 receptor antagonists. The Company has received allowances of certain U.S. patent applications that cover the compounds and use thereof. The Company filed U.S. and PCT patent applications covering its second generation histamine H3 receptor antagonists. The Company has received allowances for a U.S. patent covering composition of matter for one series of the second generation H3 antagonists.

         H3 Receptor Agonists. The Company has also begun research on developing a histamine H3 receptor agonist to reduce levels of wakefulness and arousal for use in the treatment of anxiety and insomnia. It has developed several compounds to date which have high affinity for the histamine H3 receptor and in animal models have been shown to penetrate the blood brain barrier and occupy histamine H3 receptors. The Company continues to synthesize and screen new compounds as potential selective agonists at the histamine H3 receptor.

COMPETITION

         The Company competes with both small biotechnology and established pharmaceutical companies in all of its product development programs. Furthermore, academic institutions, governmental agencies, and other public and private research organizations also continue to conduct research, seek patent protection, and establish collaborative arrangements with commercial entities for product development and marketing. Products resulting from these activities may compete directly with any products developed by the Company. These companies and institutions also compete with the Company in recruiting and retaining highly qualified scientific personnel.

         Although the Company is not aware of any products on the market that would directly compete with ADCON-L or ADCON-T/N, there are products which would compete with another member of the ADCON family of products. One product, Interceed(TM), has been marketed for several years by Johnson & Johnson to prevent surgical adhesions following pelvic surgeries. Genzyme Corporation is developing products to inhibit surgical adhesions following both pelvic and abdominal surgeries and has received FDA approval for its Seprafilm(TM) product for use in pelvic and abdominal surgeries. In addition, Lifecore Biomedical, Inc. is conducting pivotal clinical studies for its surgical adhesion prevention product, LUBRICOAT(TM), a hyaluronate- based gel for use in the gynecological setting. There are significant efforts by others, including many large pharmaceutical companies and academic institutions, to develop therapeutic products which may compete with the products that are being developed by the Company relating to its Alzheimer's Disease and Cognition Modulation programs. Some of these products may be at a more advanced stage of development than the Company's products. In addition, there may be substantial competition in the biopharmaceutical and medical industries, both from specialized firms and from major pharmaceutical, chemical, medical device and surgical supply companies. Many of the Company's potential competitors have product development capabilities and financial and human resources greater than the Company, and have manufacturing, marketing, sales and distribution capabilities that the Company does not have. Universities and other research institutions may develop similar technologies and processes which, in some instances, may be utilized by others to compete with the Company's products.

         The Company expects to encounter significant competition for each of its product candidates. To compete successfully the Company will be required to develop and maintain scientifically advanced technology, develop proprietary products, attract and retain highly qualified personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market its products, either alone or through collaboration with third parties.

         UNCERTAINTY OF HEALTH CARE REIMBURSEMENT. The Company's ability to successfully commercialize its products will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health coverage insurers and other organizations. In addition, in both the U.S. and elsewhere, sales of health care products are dependent on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payers are increasingly challenging the prices charged for medical products and services. There can be no assurance that ADCON products will be considered cost effective and that reimbursement will be available or will be sufficient to allow the Company to sell its products on a competitive basis. The Company's business may be materially adversely affected by the continuing efforts of governmental and third-party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets the pricing or profitability of health care products is subject to government control. In the U.S., there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any legislative or regulatory proposals or reforms will be adopted, such proposals or reforms could have a material adverse effect on the Company. If adequate coverage and reimbursement levels are not provided by government and third-party payers for uses of the Company's products, the market acceptance of these products could be adversely affected.

RESEARCH AND DEVELOPMENT

         The Company is in the early stage of development of certain ADCON products to complement ADCON-L and ADCON-T/N. The Company is also focusing on the development of therapeutic products for use in the treatment of certain nervous system disorders. Although several of these candidate therapeutic products are in preclinical evaluation, the products currently under development will require additional research and development, including preclinical and extensive clinical testing, prior to making application with regulatory authorities for commercial use. During fiscal 1996, the Company spent approximately $6.1 million on research and development efforts. There can be no assurance that the Company's research and development efforts will be successful or that any candidate products will prove to be safe and effective in clinical trials and receive necessary regulatory approvals.

GOVERNMENT REGULATION

         U.S. Regulation. The manufacture and sale of the Company's products are subject to regulation by numerous authorities, principally the FDA, and corresponding state and foreign authorities. The regulatory process is lengthy, expensive and uncertain. Prior to commercial sale in the United States, most medical devices and new drugs, including the Company's products under development, must be cleared or approved by the FDA. In addition, certain material changes or modifications to medical devices and drugs are also subject to FDA review and approval. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA. Product clearances and approvals can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of unforeseen problems following initial marketing. The FDA and other agency requirements for manufacturing, product testing and marketing also can vary depending on whether the product is a medical device or new drug. There can be no assurance that the Company will be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of its products under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, regulatory clearances or approvals for products such as medical devices and new drugs, even if granted, may include significant limitations on the uses for which such products may be marketed. Additionally, product clearances or approvals can be withdrawn for failure to comply with regulatory requirements. In addition, certain material changes to medical devices and drugs also are subject to FDA review and approval. There can be no assurance that any clearances or approvals that are required, once obtained will not be withdrawn or that compliance with other regulatory requirements can be maintained.

         Manufacturers of medical devices and drugs also are required to adhere to the FDA regulations setting forth requirements for GMP regulations and similar requirements, in other countries, which include requirements relating to product testing and quality assurance as well as the corresponding maintenance of records and documentation. Failure to comply with applicable GMP or other applicable regulatory standards, such as International Standard Organization's ("ISO"), could result in sanctions being imposed on the Company or the manufacture of its products, including warning letters, fines, injunctions, civil penalties, failure of the FDA or other regulatory authorities to grant premarket clearance or premarket approval of medical devices and drugs, operating restrictions and criminal prosecution. There can be no assurance that the current manufacturer of the Company's products will comply with all applicable regulatory requirements or that the Company would be able to identify a new or additional manufacturers for its products on terms acceptable to the Company. Since the Company's products are in research or development phases in the United States, the Company cannot accurately predict all relevant regulatory requirements or related issues. Changes in existing laws, regulations or policies and the adoption of new laws, regulations or policies could prevent the Company from, or could affect the timing of, achieving compliance with regulatory requirements, including current and future regulatory clearances or approvals, where necessary.

         Other Regulation. The advertising of most of the FDA-regulated products will be subject to Federal Trade Commission jurisdiction. The Company also is subject to regulations by the Occupational Safety and Health Administration and by the U.S. Environmental Protection Agency under such statutes as the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other laws. Various states and other foreign governments often have comparable health and environmental laws.

         Foreign Regulation. The Company is subject in many countries to regulatory requirements concerning drugs and medical devices and relating to human clinical trials, marketing approvals and product testing.

         From January 1, 1995, the European Union has implemented the Medical Devices Directive (MDD). This new legislation includes, among others, requirements with respect to the design, safety, performance and manufacture of products. Under the system established by the MDD, all medical devices other than active implants and in vitro diagnostic products must quality for CE Marking by June 14, 1998. During the transitional period (from January 1, 1995 to June 14, 1998) medical devices can be placed on the market and put into service if they comply with the requirements of the MDD or national requirements that were in force on December 31, 1994.

         In order to qualify for CE Marking, the manufacturer must comply with the Essential Requirements of the MDD. These relate to safety and performance. In order to demonstrate compliance with these requirements of the MDD, the manufacturer must undergo conformity assessment which depends on the class of the product. The Company has chosen as its conformity assessment type testing of the product by a Notified Body and assessment of the manufacturer's quality system used in production by a Notified Body. The Notified Body chosen by the Company is a Dutch non-governmental entity which, after an accreditation proceeding, has been notified by the Dutch Competent Authority to the European Commission that it may carry out conformity assessment tasks under the MDD. Once all the necessary conformity assessment tasks have been completed to the satisfaction of the Notified Body and the manufacturer is convinced that it is in full compliance with the MDD, CE Marking may be affixed on the products concerned.

         Although member countries must accept for marketing medical devices bearing a CE Marking without imposing further requirements related to product safety and performance, each country may require the use of its own language on labels and instructions for use. National Competent Authorities who are required to enforce compliance with the requirements of the MDD, can restrict, prohibit and recall CE marked products if they are unsafe. Such a decision must be confirmed by the European Commission in order to be valid. Member countries can impose additional requirements as long as they do not violate the MDD or constitute technical barriers to trade.

         Within the European Union, premarket compliance for devices must be supported by clinical data of a type and extent set out by European Union directives, standards as interpreted by Competent Authorities and Notified Bodies. The approval process for the commencement of clinical trials varies currently from country to country. To the extent possible, the Company conducted clinical trials are designed to develop a regulatory package sufficient for multi-country European Union approval, without the need to duplicate clinical trials for individual country approvals.

         The new post-1994 regimes for medical devices are based on directives. Devices will be subject to, in addition to other future European Union or other countries legislation, continued national regulation on pricing and reimbursement, which may vary from country to country. Certain other requirements such as clinical investigations and post marketing surveillance, will probably be subject to significant variation among countries.

PATENTS, TRADEMARKS AND TRADE SECRETS

         Proprietary protection for the Company's product candidates, processes, and know-how is important to the Company's business. The Company's policy is to file patent applications to protect technology, inventions and improvements that are considered important to the development of its business. The Company also relies upon trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. The Company intends to aggressively prosecute and defend its patents and proprietary technology.

         The Company has filed U.S. and corresponding foreign patent applications relating to its product candidates in the ADCON family. These applications cover various methods of use and pharmaceutical compositions. U.S. Patent No. 5,605,938 issued on February 25, 1997. This patent has claims covering ADCON products and methods for inhibiting fibrosis. The Company is also pursuing broader and additional claims in various applications that cover methods of the use of related products and their pharmaceutical compositions. Two of these applications have been allowed. The Company is not aware that its manufacture, use and/or sale of its ADCON products infringes any valid claim of any issued patents. There can be no assurance, however, that infringement of such claims will not be found to exist. See "Business -- ADCON Research and License Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         The Company has received allowances for two U.S. patent applications that are licensed to the Company from the University of Toledo. These allowed applications relate to a first series of synthetic compounds that are histamine H3 receptor antagonists, to methods of use and to pharmaceutical compositions comprising these compounds. A U.S. patent licensed to the Company from the University of Toledo has also issued that covers processes for the manufacture of intermediates for certain of the compounds. In addition, the Company jointly owns a U.S. Patent with the University of Toledo that relates to the use of the first series of synthetic compounds as appetite suppressants.

         Three further U.S. patent applications filed solely by the Company and certain corresponding foreign applications, covering two different series of synthetic H3 receptor antagonist compounds, and one series of H3 receptor agonist compounds, their methods of medical use and pharmaceutical compositions, are pending. A U.S. patent application covering one series of synthetic H3 receptor antagonist compounds has been allowed for claims of composition of matter. No assurance can be given that any claims relating to these products and methods will be issued.

        A U.S. patent has been issued to Institut National de la Sante et de la Recherche Medicale ("INSERM"), Societe Civile Bioprojet, and Universite de Caen (the "INSERM patent") covering certain histamine H3, receptor antagonists including some of the compounds in one of the Company's allowed U.S. patent applications licensed from the University of Toledo. The INSERM patent has an earlier effective filing date than that of the Company's histamine H3, receptor antagonist application relating to this series of compounds. However, the Company believes the its date of invention for the pertinent compounds may be earlier that the date of invention to which the INSERM application is entitled in the U.S. for purposes of an interference proceeding. However, should such an interference proceeding be declared prior to issuance of the Company's application, there can be no assurance that the Company would prevail. If the Company's allowed patent application, which may claim some of the same subject matter as the INSERM patent, issues as expected, either patent owner can bring a civil action to determine the validity of the potentially interfering patents. There can be no assurance that such an action will not be instituted, and if instituted, there can be no assurance that the Company would prevail.

         The Company is prosecuting its patent applications with the U.S. Patent and Trademark Office and with various foreign patent offices but the Company does not know whether any of its applications will result in the issuance of any patents or, if any patents are issued, whether any issued patent will provide significant proprietary protection or will be circumvented or invalidated. During the course of patent prosecution, patent applications are evaluated, inter alia, for utility, novelty, nonobviousness and enablement. The U.S. Patent and Trademark Office may require that the claims of an initially filed patent application be amended if it is determined that the scope of the claims includes subject matter that is not useful, novel, nonobvious or enabled. Furthermore, in certain instances, the practice of a patentable invention may require a license from the holder of dominant patent rights. In cases where one party believes that it has a claim to an invention covered by a patent application or patent of a second party, the first party may provoke an interference proceeding in the U.S. Patent and Trademark Office or such a proceeding may otherwise be declared by the Patent and Trademark Office. In general, in an interference proceeding, the Patent and Trademark Office would review the competing patents and/or patent applications to determine the validity of the competing claims, including but not limited to determining priority of invention. Any such determination would be subject to appeal in the appropriate U.S.
federal courts.

         There can be no assurance that additional patents will be obtained by the Company or that issued patents will provide a substantial protection or be of commercial benefit to the Company. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate without infringing the patent rights of others. A patent could be challenged by litigation and, if the outcome of such litigation were adverse to the patent holder, competitors could be free to use the subject matter covered by the patent, or the patent holder may license the technology to others in settlement of such litigation. The invalidation of key patents owned by or licensed to the Company or non-approval of pending patent applications could create increased competition, with potential adverse effects on the Company and its business prospects. In addition, there can be no assurance that any applications of the Company's technology will not infringe patents or proprietary rights of others or that licenses that might be required as a result of such infringement for the Company's processes or products would be available on commercially reasonable terms, if at all.

         The Company cannot predict whether its or its competitors' patent applications will result in valid patents being issued. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce the Company's patent and proprietary rights and/or to determine the scope and validity of others' proprietary rights. The Company may participate in interference proceedings that may in the future be declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company. There can be no assurance that the outcome of any such litigation or interference proceedings will be favorable to the Company or that the Company will be able to obtain licenses to technology that it may require or that, if obtainable, such technology can be licensed at a reasonable cost.

         The patent position of biotechnology and biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology and biopharmaceutical patents. Accordingly, there can be no assurance that patent applications owned or licensed by the Company will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology.

         The Company also attempts to protect its proprietary compounds, products and processes by relying on trade secret laws, and on non-disclosure and confidentiality agreements. The Company requires its employees, consultants, members of the Scientific Advisory Board, outside scientific collaborators and sponsored researchers, and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements generally provide that all confidential information developed or made known to the individual during the course of the relationships is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that any inventions conceived by the individual within the scope of his employment shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for any of the Company's trade secrets in the event of unauthorized use or disclosure of such information.

EMPLOYEES

         As of December 31, 1996, the Company had 52 full-time employees. Of the 52 full-time employees, 36 are engaged in, or directly support, research and development.

ITEM 2.  PROPERTIES.

         The Company's personnel conduct the Company's internal research at a 35,705 square foot leased facility in Beachwood, Ohio, a suburb of Cleveland. The leases for 11,569, 9,140, 13,000 and 1,996 square feet of space in this facility expire on December 31, 1998, December 31, 2001, December 31, 2001 and December 31, 2001, respectively, subject to an option to renew the leases for one additional term. The renewal option for the total 35,705 square feet is until December 31, 2001. The Company currently subleases a 4,600 square foot portion of this space.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

         The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

THOMAS O. OESTERLING, PH.D. Dr. Oesterling has served as President, Chief Executive Officer and a Director of the Company since June 1989. From 1984 to 1986, he was Senior Vice President Research and Development of Collaborative Research, Inc., a manufacturer of diagnostic reagents for genetic research and testing, and from 1986 to 1989, he was President. Prior to 1984, Dr. Oesterling had 18 years of experience in pharmaceutical and medical management and research and development for the Upjohn Company, Johnson & Johnson, and Mallinckrodt Inc. Dr. Oesterling received his Ph.D. in Pharmaceutical Chemistry from The Ohio State University. Dr. Oesterling is 58 years old.

RODNEY E. DAUSCH. Rodney E. Dausch joined the Company as Vice President and Chief Financial Officer in March 1995. In August 1995, Mr. Dausch was elected Secretary of the Company. Prior to joining the Company and since February 1994, Mr. Dausch was Vice President of Finance and Administration of Oncologix, Inc., a biopharmaceutical company. From May 1987 to January 1994, he was Vice President of Finance and Administration of Oncor, Inc., a manufacturer of diagnostic products for detection of cancer diseases. Prior to

1987 he held the position of Vice President of Finance and Administration with CPM Group, Inc. and Bethesda Research Laboratories, Inc. Mr. Dausch holds a B.S. in Accounting from Loyola College and is a Certified Public Accountant in the State of Maryland. Mr. Dausch is 52 years old.

JON D. SCHOELER. Jon D. Schoeler has served as Vice President, Worldwide Sales and Marketing since July 1996. Prior to joining the Company, and since August 1995, Mr. Schoeler was Director, Worldwide Sales and Marketing at St. Jude Medical, a biopharmaceutical company. From January 1991 to January 1995, he was Vice President of Sales and Marketing of American Cyanamid, a manufacturer of medical devices. Mr. Schoeler is 47 years old.

MICHAEL A. ZUPON, PH.D. Dr. Zupon has served as Vice President, Product Development and Operations since June 1993. Prior to joining the Company, Dr. Zupon had 12 years of experience in a variety of product development positions at Schering-Plough Corporation, a pharmaceutical company, most recently as Director, Drug Delivery and Technology Assessment from January 1991 to June 1993 and as Director, Pharmaceutical Process Development from April 1988 to January 1991. Dr. Zupon received his Bachelor of Science and Ph.D. degrees from the University of Utah College of Pharmacy and also received a Master of Business Administration degree from the University of Utah Graduate School of Business. Dr. Zupon is 42 years old.


                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required by Item 5 is set forth at page 25 of the Annual Report, which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by Item 6 is set forth at page 9 of the Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by Item 7 is set forth at pages 10 through 12 of the Annual Report, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by Item 8 is set forth at pages 13 through 24 of the Annual Report, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         Information with respect to Directors of the Company is set forth in the Proxy Statement on pages 2 through 3 under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information with respect to executive compensation is set forth in the Proxy Statement on pages 5 through 7 under the heading "Compensation of Executive Officers," which information is incorporated herein by reference (except for the Compensation Committee Report on Executive Compensation and the Comparative Stock Performance Graph).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement on pages 4 through 5 under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         This Item is inapplicable. No disclosure is set forth with respect to this Item in the Proxy Statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a) The following documents are filed as a part of this Annual Report on Form 10-K.

              1. Financial Statements. The following consolidated financial statements of the Company and its subsidiaries and the report of independent auditors thereon, included in the Annual Report on pages 13 through 24, are incorporated by reference in Item 8:

                  Report of Independent Auditors

                  Consolidated Balance Sheets at December 31, 1995 and 1996.

                  Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996 and for the period from inception of operations (August 31, 1988) through December 31, 1996.

                  Consolidated Statements of Changes in Stockholders' Equity for the period from inception of operations (August 31, 1988) through December 31, 1988 and for the years ended December 31, 1989, 1991, 1992, 1993, 1994, 1995 and 1996.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996 and for the period from inception of operations (August 31, 1988) through December 31, 1996.

                  Notes to Consolidated Financial Statements.

              2. Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore are omitted.

              3.  Exhibits:
EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
---------------------------------

     3.1(i) Second Restated Certificate of Incorporation of the Company is incorporated hereby by reference to Exhibit 4(a) of the Company's Form S-8 Registration Statement with respect to the 1995 Nonemployee Directors Stock Option Plan filed January 18, 1996 (Registration No. 333-00408).

   (ii) Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 4(b) of the Company's Form S-8 Registration Statement with respect to the 1995 Nonemployee Directors Stock Option Plan filed January 18, 1996 (Registration Statement No. 333-00408).

   10.1 Lease Agreements, as amended, between Gliatech R&D, Inc. and Commerce Corner Associates (facility lease) which is guaranteed by the Company is incorporated by reference to Exhibit 10.1 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

   10.2 Master Lease and Warrant Agreement between the Company and Pacificorp Credit, Inc. d/b/a Pacific Venture Finance, Inc., dated October 15, 1990, and Amendment No. 1, dated October 15, 1991 (equipment lease line) is incorporated by reference to Exhibit 10.2 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

   10.3 Sublease between Gliatech R&D, Inc. and Spectrum Surgical Instruments Corporation, dated November 7, 1994 is incorporated by reference to
          Exhibit 10.3 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

   10.4 Master Commercial Demand Note of the Company to National City Bank, dated September 11, 1996.

   10.5 Research Agreements between the Company and Case Western Reserve University, dated as of August 31, 1988 and September 1, 1991 is incorporated by reference to Exhibit 10.5 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

   10.6 License Agreements between the Company and Case Western Reserve University, dated as of August 31, 1988 and September 1, 1991 is incorporated by reference to Exhibit 10.6 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

  *10.7 Employment letter between the Company and Thomas O. Oesterling, Ph.D., dated May 19, 1989 is incorporated by reference to Exhibit 10.7 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

  *10.8 Employment letter between the Company and Mr. Rodney E. Dausch, dated February 7, 1995 is incorporated by reference to Exhibit 10.9 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

  *10.9 The Company's Amended and Restated 1989 Stock Option Plan is incorporated by reference to Exhibit 10.10 of the Company's Amendment No. 1 to Form S-1 Registration Statement filed September 22, 1995 (Registration No. 33-96460).

  *10.10 The Company's 1992 Directors Stock Option Plan is incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33- 96460).

  *10.11 The Company's 1995 Nonemployee Directors Stock Option Plan is incorporated by reference to Exhibit 4(c) of the Company's Form S-8 Registration Statement with respect to the 1995 Nonemployee Directors Stock Option Plan filed January 18, 1996 (Registration No. 333-00408).

   10.12 Manufacturing Agreement between the Company and European Medical Contract Manufacturing, dated October 10, 1994 (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment) is incorporated by reference to Exhibit 10.12 of the Company's Amendment No. 2 to Form S-1 Registration Statement filed October 10, 1995 (Registration No. 33-96460).

   10.13 Form of Distribution Agreement between the Company and various of its distributors is incorporated by reference to Exhibit 10.13 of the Company's Amendment No. 1 to Form S-1 Registration Statement filed September 22, 1995 (Registration No. 33-96460).

   10.14 Agreement between the Company and Janssen Pharmaceutica, N.V., dated October 14, 1994 (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment) is incorporated by reference to Exhibit 10.14 of the Company's Amendment No. 2 to Form S-1 Registration Statement filed October 10, 1995 (Registration No. 33-96460).

   10.15 First Addendum to Agreement between the Company and Janssen Pharmaceutica, N.V., dated September 1, 1995 (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment) is incorporated by reference to Exhibit 10.16 of the Company's Amendment No. 2 to Form S-1 Registration Statement filed October 10, 1995 (Registration No. 33-96460).

   10.16 Warrant to purchase Common Stock issued to Montgomery Securities is incorporated by reference to Exhibit 4.5 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

   10.17 Warrant to purchase Common Stock issued to Vector Securities International, Inc. is incorporated by reference to Exhibit 4.6 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

   10.18 Seventh Amended and Restated Rights of First Refusal, Co-Sale and Registration Rights Agreement is incorporated by reference to Exhibit
          4.8 of the Company's Amendment No. 2 to Form S-1 Registration Statement filed October 10, 1995 (Registration No. 33-96460).

   10.19 Amended Form of Distribution Agreement between the Company and various of its distributors.

  *10.20 Employment letter between the Company and Michael A. Zupon, Ph.D., dated April 19, 1993.

  *10.21 Employment letter between the Company and Mr. Jon D. Schoeler dated June 27, 1996.

   11.1   Statement regarding computation of per-share loss.

   13.1   1996 Annual Report.

   21.1   Subsidiaries of the Company.

   23.1   Consent of Ernst & Young LLP.

   24.1   Powers of Attorney.

   27.1   Financial Data Schedule.

   (b)    Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

----------
* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

                                   SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                   GLIATECH INC.


                                   BY: /s/ Thomas O. Oesterling, Ph.D.
                                       -----------------------------------
                                       Thomas O. Oesterling, Ph.D.
                                       President and Chief Executive Officer

                                   DATE: MARCH 31, 1997

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



          SIGNATURE                                     TITLE                            DATE
          ---------                                     -----                            ----

/s/ Thomas O. Oesterling, Ph.D.
---------------------------------
Thomas O. Oesterling, Ph.D.                 President and Chief Executive
                                            Officer (Principal Executive
                                            Officer) and Director                 March 31, 1997

       *
---------------------------------
Rodney E. Dausch                            Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)         March 31, 1997

       *
---------------------------------
Karen Diedrich                              Controller
                                            (Principal Accounting Officer)        March 31, 1997

       *
---------------------------------
Robert P. Pinkas                            Chairman of the Board                 March 31, 1997

       *
---------------------------------
Allen H. Ford                               Director                              March 31, 1997

       *
---------------------------------
Theodore E. Haigler, Jr.                    Director                              March 31, 1997

       *
---------------------------------
Robert D. Pavey                             Director                              March 31, 1997

       *
---------------------------------
Irving S. Shapiro                           Director                              March 31, 1997

       *
---------------------------------
John L. Ufheil                              Director                              March 31, 1997

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.


By:/s/ Thomas O. Oesterling, Ph.D.
   --------------------------------------------
   THOMAS O. OESTERLING, PH.D., ATTORNEY-IN-FACT

                             EXHIBIT INDEX



Exhibit No.                          Exhibit Description                Page No.
-----------                          -------------------                --------


   3.1(i) Second Restated Certificate of Incorporation of the Company is incorporated hereby by reference to
                    Exhibit 4(a) of the Company's Form S-8
                    Registration Statement with respect to the 1995 Nonemployee Directors Stock Option Plan filed January 18, 1996 (Registration No. 333-00408).

   (ii) Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 4(b) of the Company's Form S-8 Registration Statement with respect to the 1995 Nonemployee Directors Stock Option Plan filed January 18, 1996 (Registration Statement No. 333-00408).

  10.1 Lease Agreements, as amended, between Gliatech R&D, Inc. and Commerce Corner Associates (facility lease) which is guaranteed by the Company is incorporated by reference to Exhibit 10.1 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

  10.2 Master Lease and Warrant Agreement between the Company and Pacificorp Credit, Inc. d/b/a Pacific Venture Finance, Inc., dated October 15, 1990, and Amendment No. 1, dated October 15, 1991 (equipment lease line) is incorporated by reference to
                    Exhibit 10.2 of the Company's Form S-1
                    Registration Statement filed September 1, 1995 (Registration No. 33-96460).

  10.3 Sublease between Gliatech R&D, Inc. and Spectrum Surgical Instruments Corporation, dated November 7, 1994 is incorporated by reference to Exhibit
                    10.3 of the Company's Form S-1 Registration
                    Statement filed September 1, 1995 (Registration
                    No. 33-96460).

  10.4 Master Commercial Demand Note of the Company to National City Bank, dated September 11, 1996.

  10.5 Research Agreements between the Company and Case Western Reserve University, dated as of August 31, 1988 and September 1, 1991 is incorporated by reference to Exhibit 10.5 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33- 96460).

  10.6 License Agreements between the Company and Case Western Reserve University, dated as of August 31, 1988 and September 1, 1991 is incorporated by reference to Exhibit 10.6 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33- 96460).

 *10.7              Employment letter between the Company and Thomas
                    O. Oesterling, Ph.D., dated May 19, 1989 is incorporated by reference to Exhibit 10.7 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

Exhibit No.                          Exhibit Description                Page No.
-----------                          -------------------                --------



 *10.8              Employment letter between the Company and Mr.
                    Rodney E. Dausch, dated February 7, 1995 is incorporated by reference to Exhibit 10.9 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

 *10.9 The Company's Amended and Restated 1989 Stock Option Plan is incorporated by reference to
                    Exhibit 10.10 of the Company's Amendment No. 1 to Form S-1 Registration Statement filed September 22, 1995 (Registration No. 33-96460).

 *10.10 The Company's 1992 Directors Stock Option Plan is incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

 *10.11 The Company's 1995 Nonemployee Directors Stock Option Plan is incorporated by reference to
                    Exhibit 4(c) of the Company's Form S-8
                    Registration Statement with respect to the 1995 Nonemployee Directors Stock Option Plan filed January 18, 1996 (Registration No. 333-00408).

  10.12 Manufacturing Agreement between the Company and European Medical Contract Manufacturing, dated October 10, 1994 (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment) is incorporated by reference to Exhibit 10.12 of the Company's Amendment No. 2 to Form S-1 Registration Statement filed October 10, 1995 (Registration No. 33-96460).

  10.13 Form of Distribution Agreement between the Company and various of its distributors is incorporated by reference to Exhibit 10.13 of the Company's
                    Amendment No. 1 to Form S-1 Registration Statement filed September 22, 1995 (Registration No.
                    33-96460).

  10.14             Agreement between the Company and Janssen
                    Pharmaceutica, N.V., dated October 14, 1994
                    (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment) is incorporated by reference to Exhibit 10.14 of the Company's
                    Amendment No. 2 to Form S-1 Registration Statement filed October 10, 1995 (Registration No.
                    33-96460).

  10.15 First Addendum to Agreement between the Company and Janssen Pharmaceutica, N.V., dated September 1, 1995 (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment) is incorporated by reference to Exhibit 10.16 of the Company's Amendment No. 2 to Form S-1 Registration Statement filed October 10, 1995 (Registration No. 33-96460).

  10.16 Warrant to purchase Common Stock issued to Montgomery Securities is incorporated by reference to Exhibit 4.5 of the Company's Form S-1
                    Registration Statement filed September 1, 1995 (Registration No. 33- 96460).

Exhibit No.                          Exhibit Description                Page No.
-----------                          -------------------                --------



  10.17 Warrant to purchase Common Stock issued to Vector Securities International, Inc. is incorporated by reference to Exhibit 4.6 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

  10.18 Seventh Amended and Restated Rights of First Refusal, Co-Sale and Registration Rights Agreement is incorporated by reference to Exhibit 4.8 of the Company's Amendment No. 2 to Form S-1 Registration Statement filed October 10, 1995 (Registration No. 33-96460).

  10.19 Amended Form of Distribution Agreement between the Company and various of its distributors.

 *10.20             Employment letter between the Company and Michael
                    A. Zupon, Ph.D., dated April 19, 1993.

 *10.21             Employment letter between the Company and Mr. Jon
                    D. Schoeler dated June 27, 1996.

  11.1              Statement regarding computation of per-share loss.

  13.1              1996 Annual Report.

  21.1              Subsidiaries of the Company.

  23.1              Consent of Ernst & Young LLP.

  24.1              Powers of Attorney.

  27.1              Financial Data Schedule.