Form 10-Q
period 1997-03-31
GLIATECH INC
filed 1997-05-15
CIK 885741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                                    YES X     NO
                                       ---       ---

The number of shares outstanding of the registrant's Common Stock, $0.01 par value per share, as of May 8, 1997 was 7,346,273 shares.

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                                      INDEX

PART I.                    FINANCIAL INFORMATION                                        PAGE
                                                                                        ----
Item 1        Financial Statements:

              Consolidated Balance Sheets -                                               1
              December 31, 1996 and March 31, 1997 (unaudited)

              Consolidated Statements of Operations -
              for the three months ended March 31, 1996 and 1997
               and for the period from inception of operations
               (August 31, 1988)  through March 31, 1997 (unaudited)                      2

              Consolidated Statements of Cash Flows for the three months ended
              March 31, 1996 and 1997 and for the period from inception of operations (August 31, 1988) through
              March 31, 1997 (unaudited)                                                  3

              Notes to Consolidated Financial Statements                                  4

Item 2        Management's Discussion and Analysis of Financial Condition                5-8
              and Results of Operations


PART II.                     OTHER INFORMATION

Item 1        Legal Proceedings                                                           9

Item 6        Exhibits and Reports on Form 8-K                                            9

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         GLIATECH INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS
                                                                    DECEMBER 31,                 MARCH 31,
                                                                        1996                        1997
                                                                    ------------               ------------
                                                                                                (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                                    $  9,120,547               $  9,951,092
       Short-term investments                                          8,875,222                  6,017,761
       Accounts receivable                                               331,157                    358,815
       Government grants receivable                                        7,290                     50,340
       Inventory at cost                                                 387,118                    377,433
       Prepaid expenses and other                                        277,276                    305,364
                                                                    ------------               ------------

Total current assets                                                  18,998,610                 17,060,805

Property and equipment, net                                            1,129,671                  1,138,575
Other assets, net                                                        675,959                    670,615
                                                                    ------------               ------------

TOTAL ASSETS                                                        $ 20,804,240               $ 18,869,995
                                                                    ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

       Accounts payable and other accrued expenses                     1,369,583                  1,798,000
       Accrued compensation                                              204,328                     37,499
       Accrued clinical trial costs                                      796,861                    885,134
       Deferred research contract revenue                                806,359                     67,859
                                                                    ------------               ------------

       Total current liabilities                                       3,177,131                  2,788,492

Stockholders' equity:
       Common stock                                                       73,201                     73,463
       Additional paid-in capital                                     51,007,673                 51,205,985
       Deficit accumulated during the development stage              (33,453,765)               (35,197,945)
                                                                    ------------               ------------

       Total stockholders' equity                                     17,627,109                 16,081,503
                                                                    ------------               ------------

       TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                    $ 20,804,240               $ 18,869,995
                                                                    ============               ============


See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)                                          PERIOD FROM
                                                                                      INCEPTION OF
                                                                                       OPERATIONS
                                                         THREE MONTHS ENDED        (AUGUST 31, 1988)
                                                              MARCH 31                  THROUGH
                                                    ----------------------------       MARCH 31,
                                                        1996            1997              1997
                                                    -----------      -----------      -------------
REVENUES
Product sales                                       $    76,346      $   344,656      $  1,514,161
Research contracts and licensing fees                   714,435          738,500         6,727,719
Government grants                                        38,319           50,340         1,140,722
                                                    -----------      -----------      ------------
          Total revenues                                829,100        1,133,496         9,382,602

OPERATING COSTS AND EXPENSES
Cost of products sold                                    46,988          124,741           646,712
Research and development                              1,453,646        1,854,929        28,901,001
Selling, general and administrative                     778,896        1,069,903        15,248,998
Depreciation and amortization                            31,684           64,913         1,509,702
                                                    -----------      -----------      ------------
          Total operating cost and expenses           2,311,214        3,114,486        46,306,413
                                                    -----------      -----------      ------------
Loss from operations                                 (1,482,114)      (1,980,990)      (36,923,811)
Interest Income, net                                    305,002          236,812         2,664,890
                                                    -----------      -----------      ------------
NET LOSS                                            ($1,177,112)     ($1,744,178)     ($34,258,921)
                                                    ===========      ===========      ============


Net loss per common share                           ($     0.16)     ($     0.24)
                                                    ===========      ===========

Shares used for purposes of computing
          net loss per common share                   7,305,441        7,333,162
                                                    ===========      ===========




See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                               PERIOD FROM
                                                                                                               INCEPTION OF
                                                                                                                OPERATIONS
                                                                                                             (AUGUST 31, 1988)
                                                                           THREE MONTHS ENDED                     THROUGH
                                                                     ---------------------------------            MARCH 31,
                                                                         1996                  1997                1997
                                                                     ------------          -----------       ----------------
OPERATING ACTIVITIES
Net loss                                                             ($ 1,177,112)         ($1,744,180)         ($34,258,923)
Adjustments to reconcile net loss to net cash used in
  operating activities:
       Depreciation and amortization                                       31,684               64,913             1,509,702
       Patent Cost Write-off                                               30,000               50,000               509,074
       Loss on disposal of equipment                                            0                    0               102,000
       Compensation from issuance of stock and stock options                5,831                    0               286,609
       Changes in operating assets and liabilities:
          Accounts receivable                                             (38,862)             (27,658)             (358,815)
          Inventory                                                        21,203                9,685              (377,433)
          Government grants receivable and other assets                  (166,754)             (71,138)             (365,703)
          Accounts payable and other accrued expenses                    (520,284)             302,412             1,665,324
          Deferred contract research revenue                             (220,195)            (738,500)               67,859
          Other liabilities                                               255,556               88,273             1,492,069
                                                                     ------------          -----------          ------------
Net cash used in operating activities                                  (1,778,933)          (2,066,193)          (29,728,237)
INVESTING ACTIVITIES
Sale (purchase) of investments, net                                     2,214,776            2,857,461            (6,017,761)
Payment for patent rights and trademarks                                  (22,867)             (49,002)           (1,234,747)
Payment of organization costs                                                   0                    0              (139,779)
Purchase of property and equipment                                       (118,690)             (69,471)           (2,050,471)
                                                                     ------------          -----------          ------------
Net cash provided by (used in)  investing activities                    2,073,219            2,738,988            (9,442,758)
FINANCING ACTIVITIES
Payment of demand note from bank                                         (400,000)                   0                     0
Principal payments on capital lease obligations                                 0                    0              (565,601)
Proceeds from sale and leaseback                                                0                    0                75,131
Proceeds from issuance of Preferred Stock, net                                  0                    0            28,976,554
Proceeds from issuance of Common Stock, net                                     0                    0            19,817,280
Proceeds from exercise of stock options                                    21,562              157,750               318,722
Proceeds from exercise of warrants                                              0                    0               500,001
                                                                     ------------          -----------          ------------
Net cash (used in) provided by financing activities                      (378,438)             157,750            49,122,087
                                                                     ------------          -----------          ------------

Increase (decrease) in cash and cash equivalents                          (84,152)             830,545             9,951,092
Cash and cash equivalents at beginning of year/period                  20,780,360            9,120,547                     0
                                                                     ------------          -----------          ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR/PERIOD                      $ 20,696,208          $ 9,951,092          $  9,951,092
                                                                     ============          ===========          ============




See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Gliatech Inc. for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission.

Note 2.  Net Loss Per Share

Net loss per common share, for the three months ended March 31, 1997 and 1996, is based on the weighted average number of common shares outstanding. Common equivalent shares relating to stock options and warrants are excluded as their effect is anti-dilutive.

Note 3. Adoption of SFAS No. 128

In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", was issued. SFAS No. 128 establishes standards for computing and presenting earnings per share. The Company must adopt SFAS No. 128 FOR THE YEAR-ENDING 1997 and believes the effect of adoption will not be material.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since commencing operations in 1988, the Company has been a development stage company. The Company is developing and commercializing the ADCON(R) family of products to inhibit excessive scarring and adhesions after surgery. Based on European pivotal clinical studies and other compliance efforts and submission of data, the Company obtained regulatory clearance to affix CE Marking on ADCON(R)-L and ADCON(R)-T/N, thereby allowing ADCON(R)-L and ADCON(R)-T/N to be marketed in the 15 European Union countries for lumbar disc surgery and tendon and peripheral nerve surgeries, respectively. The Company has entered into distribution agreements with independent distributors for ADCON(R)-L and ADCON(R)-T/N in Argentina, Australia, Austria, Belgium, Canada, Germany, Iceland, Italy, The Netherlands, New Zealand, the Republic of South Africa, Scandinavia, Spain, Switzerland and the United Kingdom. In addition, the Company is pursuing the development of drug candidates for the treatment of certain nervous system disorders, including Alzheimer's Disease. Since inception, the Company's revenues have been derived primarily from contract research payments from a research contract with Janssen Pharmaceutica, N.V. of Belgium ("Janssen"), a wholly-owned subsidiary of Johnson & Johnson, to collaborate on the discovery and development of compounds to slow the progression of Alzheimer's Disease (the "Janssen Agreement"). The Company has also received revenues from various government grants which have been awarded to the Company and from product sales of ADCON(R)-L and ADCON(R)-T/N.

RESULTS OF OPERATIONS

For the three months ended March 31, 1997 and 1996.

REVENUES

Total revenues increased approximately 36.7 percent to $1,133,496 in the first quarter of 1997 from $829,100 in the first quarter of 1996. The increase in total revenues was primarily the result of an increase in product sales to $344,656 in the first quarter of 1997 from $76,346 in the first quarter of 1996. This increase in product sales resulted from sales of Gliatech's ADCON(R)-L and ADCON(R)-T/N products in certain European countries, as well as Australia, New Zealand, Argentina, Canada, Iceland and the Republic of South Africa. In addition, contract research revenues increased approximately 3.4 percent to $738,500 in the first quarter of 1997 from $714,435 in the first quarter of 1996. These contract revenues were from Gliatech's research contract with Janssen.

The Company's government-funded grant revenues increased approximately 31.4 percent to $50,340 in the first quarter of 1997 from $38,319 in the first quarter of 1996. The Company believes that the level of government funded revenues will be higher on a quarter-to-quarter comparison in 1997 because it was awarded a Phase II Small Business Innovation Research Program grant from the National Institute of Neurological Disorders and Stroke, for research evaluating histamine H3 receptor antagonists to treat Attention Deficit Hyperactive Disorders (ADHD). The Company received this two year grant in February 1997, which may provide up to $750,000 in funding.

EXPENSES

Total operating expenses were $3,114,486 in the first quarter of 1997, compared to $2,311,214 in the first quarter of 1996. Cost of products sold increased in the first quarter of 1997 to $124,741, compared to $46,988 in the first quarter of 1996, but decreased as a percentage of product sales in the first quarter of 1997 to 36.2 percent from 61.5 percent in the first quarter of 1996. This percentage decrease was primarily due to improved efficiencies and the absorption of manufacturing overhead costs as a result of increased production volumes. In addition, cost of products sold in the first quarter of 1996 included costs associated with the start-up of manufacturing processes with the contract manufacturer for ADCON(R)-L. Research and development expenses increased 27.7 percent to $1,854,929 in the first quarter of 1997 from $1,453,646 in the first quarter of 1996, primarily due to: (i) increased research contract expenses and purchases of preclinical materials for preclinical and animal toxicology studies for Gliatech's lead compound in its cognition modulation program, which is being developed for the treatment of ADHD; and (ii) increased cost's associated with preclinical development of ADCON(R)-P for use in pelvic/gynecological surgeries.

Selling, general and administrative expenses increased approximately 37.3 percent to $1,069,903 in the first quarter of 1997, compared to $778,896 in the first quarter of 1996. This increase was primarily due to an increase in sales and marketing expenses resulting from the expansion of Gliatech's sales and marketing efforts for ADCON(R)-L and ADCON(R)-T/N in the European markets and other selected countries outside of Europe.

INTEREST INCOME

Net interest income decreased to $236,812 in the first quarter of 1997 from $305,002 in the first quarter of 1996. The decrease was due to lower cash and cash equivalents and short-term investments balances during the first quarter of 1997 as compared to the first quarter of 1996.

NET LOSS

Gliatech's net loss increased approximately 48 percent to $1,744,178 in the first quarter of 1997, compared to $1,177,112 in the first quarter of 1996. The increase in net loss is a result of increased operating costs and expenses as discussed above somewhat offset by increased revenues. The net loss per share was $0.24 in the first quarter of 1997, compared to $0.16 in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company received net proceeds, after expenses of the offering, of approximately $19,647,000 from its initial public offering in which the Company sold 2,300,000 shares of Common Stock at an initial public offering price of $9.50 per share in October 1995. Prior to the public offering, the Company had financed its operations primarily through the private placement of its equity securities and to a lesser extent through federally sponsored research grants and research contract and licensing fees. In June 1995, the Company received net proceeds of approximately $4,653,000 through a private placement of equity securities. Since its inception, the Company has received $49,293,835 in net proceeds from equity financings. In addition, from its inception through March 31, 1997, the Company has recognized revenue of $6,727,719 from its research collaboration agreement with Janssen, $1,140,722 from several federally sponsored research grants and $1,514,161 from product sales. Under the terms of the Agreement, Janssen is expected to pay the Company approximately $2,800,000 during fiscal 1997. The Company also has established a $1,500,000 unsecured line of credit with a bank. As of December 31, 1996, the Company had no borrowings against the line of credit.

In order to preserve principal and maintain liquidity, the Company's funds are invested in commercial paper and other short-term investments. As of March 31, 1997 and December 31, 1996, the Company's cash and cash equivalents and short-term investments totaled $15,968,853 and $17,995,769, respectively.

The Company also receives revenues from two Phase I Small Business Innovation Research (SBIR) grants for up to $1000,000 each from the National Institute of Neurological Disorders and Stroke (NINDS) division of the National Institute of Heath (NIH) relating to the development of histamine H3 receptor agents. In addition , in early 1997, the Company was awarded a Phase II SBIR Program grant from the NINDS for research evaluating histamine H3 receptor antagonists to treat Attention Deficit Hyperactive Disorders. The Phase II grant has a two-year term and will provide as much as $750,000 in funding. If the Company is successful in other Phase I research, additional Phase II awards may be sought for funding to aid in further development of these agents; however, there is no assurance that such Phase I research will be successful or that additional funding will be obtained.

The Company anticipates that a substantial portion of the remaining proceeds of its initial public offering will be used to fund clinical trials of ADCON(R)-L and ADCON(R)-T/N in the U.S. and the marketing efforts for sales of the ADCON(R) products. In addition, the Company anticipates that these proceeds will be used to fund continued development of additional ADCON(R) products relating to its Cognition Modulation program and for working capital and general corporate purposes. The Company's future liquidity and capital requirements will depend on many factors, including, but not limited to, the commercial potential of its ADCON(R) family of products, the timing of regulatory approvals, the timing and results of preclinical testing and clinical studies, the progress of the Company's research and development programs and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs. The Company believes that its current cash position and other financial resources will enable it to conduct its current and planned operations through at least fiscal 1998.

The Company anticipates that it will augment its cash balance through financing transactions, government grants and further corporate alliances. No assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

The Company is a party to a license agreement and a related sponsored research agreement with a university that provides for a royalty of up to five percent of revenues from products covered by these agreements. In 1995, a dispute regarding inventorship of the ADCON(R) products and the rights of the university to receive royalties from sales of ADCON(R) products arose between Gliatech and the university. The university has threatened litigation regarding this dispute. There has been no resolution to this matter. The Company is not able to make any estimate of costs that may arise as a result of any outcomes from this dispute, and there can be no assurance that the Company will not be required to pay any costs or royalties or that any costs to the Company, or royalties that may result, from this dispute will not have an adverse effect on the Company.

Statements regarding the Company's expectations as to demand for its products, government regulations and certain other information presented in this Quarterly Report on Form 10-Q constitute forwarded looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Risks and uncertainties which may cause actual results to differ from expectations include, but are not limited to, uncertainty of future profitably, uncertainty of market acceptance of the Company's products, adequacy of third party reimbursement, extent of government regulation with respect to obtaining regulatory approval for the Company's products, availability of product from the contracted manufacturer, productivity of independent distributors selling ADCON(R) products, continued cooperative efforts by Janssen with respect to the Alzheimer's Disease collaboration, and uncertainty regarding the issuance of patents and other propriety rights.

                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         A complaint was filed by Patty Palazola, a participant in a clinical trial for ADCON-L(R) and her husband, Walter James Palazola, against Semmes-Murphy Clinic and the Company on March 14, 1997 in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis alleging, among other things, negligence and loss of consortium.
         The complaint seeks damages in the amount of $2.5 million. The complaint alleges that the participant in the clinical trial underwent back surgery and subsequently developed an infection. The Company intends to vigorously defend the suit.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  11.1     Statement regarding computation of per-share net loss

                  27.1     Financial data schedule

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 1997                     GLIATECH INC.




                                       By:    /s/Rodney E. Dausch
                                          -------------------------------------
                                          Rodney E. Dausch
                                          Vice President, Chief Financial
                                            Officer and Secretary
                                          (Duly Authorized Officer and
                                            Principal Financial and Accounting
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