Form 10-Q
period 1997-06-30
GLIATECH INC
filed 1997-08-14
CIK 885741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (mark one)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

The number of shares outstanding of the registrant's Common Stock, $0.01 par value per share, as of August 8, 1997 was 7,358,023 shares.

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                                      INDEX


PART I.                                FINANCIAL INFORMATION                       PAGE
                                                                                   ----

Item 1        Financial Statements:

              Consolidated Balance Sheets -                                           1
              December 31, 1996 and June 30, 1997 (unaudited)

              Consolidated Statements of Operations -
              for the three months and six months ended June 30, 1996 and 1997 and for the period from inception of operations
               (August 31, 1988)  through June 30, 1997 (unaudited)                   2

              Consolidated Statements of Cash Flows for the six months ended
              June 30, 1996 and 1997 and for the period from inception of
              operations (August 31, 1988) through June 30, 1997 (unaudited)          3

              Notes to Consolidated Financial Statements                              4

Item 2        Management's Discussion and Analysis of Financial Condition            5-9
              and Results of Operations


PART II.                               OTHER INFORMATION

Item 4        Submission of Matters to a Vote of Security-Holders                    10

Item 6        Exhibits and Reports on Form 8-K                                       11


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         GLIATECH INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS


                                                              DECEMBER 31,         JUNE 30,
                                                                  1996               1997
                                                              ------------      ------------
                                                                                (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                               $ 9,120,547       $ 7,768,679
       Short-term investments                                    8,875,222         6,039,311
       Accounts receivable                                         331,157           447,630
       Government grants receivable                                  7,290           127,133
       Inventory at cost                                           387,118           333,380
       Prepaid expenses and other                                  277,276           287,305
                                                              ------------      ------------

Total current assets                                            18,998,610        15,003,438

Property and equipment, net                                      1,129,671         1,203,260
Other assets, net                                                  675,959           662,966
                                                              ------------      ------------

TOTAL ASSETS                                                   $20,804,240       $16,869,664
                                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable and other accrued expenses               1,369,583         1,672,135
       Accrued compensation                                        204,328            74,999
       Accrued clinical trial costs                                796,861           861,863
       Deferred research contract revenue                          806,359            67,859
                                                              ------------      ------------

       Total current liabilities                                 3,177,131         2,676,856

Stockholders' equity:
       Common stock                                                 73,201            73,485
       Additional paid-in capital                               51,007,673        51,222,838
       Deficit accumulated during the development stage        (33,453,765)      (37,103,515)
                                                              ------------      ------------

       Total stockholders' equity                               17,627,109        14,192,808
                                                              ------------      ------------

       TOTAL LIABILITIES AND STOCKHOLDERS EQUITY               $20,804,240       $16,869,664
                                                              ============      ============














See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                                                      PERIOD FROM
                                                                                                                     INCEPTION OF
                                                                                                                      OPERATIONS
                                                       THREE MONTHS ENDED              SIX MONTHS ENDED            (AUGUST 31, 1988)
                                                           JUNE 30                          JUNE 30                   THROUGH
                                                ----------------------------      ----------------------------        JUNE 30,
                                                    1996              1997            1996             1997             1997
                                                -----------      -----------      -----------      -----------      ------------

REVENUES
Product sales                                      $205,850         $337,324         $282,196         $681,980        $1,851,485
Research contracts and licensing fees               714,435          738,500        1,428,870        1,477,000         7,466,219
Government grants                                    41,928          100,682           80,247          151,022         1,241,404
                                                -----------      -----------      -----------      -----------      ------------
          Total revenues                            962,213        1,176,506        1,791,313        2,310,002        10,559,108

OPERATING COSTS AND EXPENSES
Cost of products sold                                72,480          138,963          119,468          263,704           785,675
Research and development                          1,450,631        1,971,480        2,904,277        3,826,409        30,872,481
Selling, general and administrative               1,466,487        1,120,426        2,244,758        2,190,331        16,369,426
Depreciation and amortization                        28,037           68,386           60,346          133,299         1,578,088
                                                -----------      -----------      -----------      -----------      ------------
          Total operating cost and expenses       3,017,635        3,299,255        5,328,849        6,413,743        49,605,670
                                                -----------      -----------      -----------      -----------      ------------
Loss from operations                             (2,055,422)      (2,122,749)      (3,537,536)      (4,103,741)      (39,046,562)
Interest Income, net                                275,415          217,179          580,417          453,991         2,882,069
                                                -----------      -----------      -----------      -----------      ------------
NET LOSS                                        ($1,780,007)     ($1,905,570)     ($2,957,119)     ($3,649,750)     ($36,164,493)
                                                ===========      ===========      ===========      ===========      ============


Net loss per common share                            ($0.24)          ($0.26)          ($0.40)           ($0.50)
                                                ===========      ===========      ===========      ============

Shares used for purposes of computing
          net loss per common share               7,311,724        7,346,836        7,308,268        7,341,461
                                                ===========      ===========      ===========      ============

























See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                     PERIOD FROM
                                                                                                     INCEPTION OF
                                                                                                      OPERATIONS
                                                                                                   (AUGUST 31, 1988)
                                                                       SIX MONTHS ENDED                THROUGH
                                                                 -----------------------------         JUNE 30,
                                                                      1996              1997             1997
                                                                 ------------      -----------      ------------

OPERATING ACTIVITIES
Net loss                                                          ($2,957,119)     ($3,649,750)     ($36,164,493)
Adjustments to reconcile net loss to net cash used in
  operating activities:
       Depreciation and amortization                                   60,346          133,299         1,578,088
       Patent Cost Write-off                                           60,000          100,000           559,074
       Loss on disposal of equipment                                        0                0           102,000
       Compensation from issuance of stock and stock options           11,662                0           286,609
       Changes in operating assets and liabilities:
          Accounts receivable                                         (41,931)        (116,473)         (447,630)
          Inventory                                                     2,971           53,738          (333,380)
          Government grants receivable and other assets               (88,406)        (129,872)         (424,437)
          Accounts payable and other accrued expenses                (225,666)         302,552         1,665,464
          Deferred contract research revenue                         (211,221)        (738,500)           67,859
          Other liabilities                                           593,869          (23,503)        1,380,293
                                                                 ------------      -----------      ------------
Net cash used in operating activities                              (2,795,495)      (4,068,509)      (31,730,553)
INVESTING ACTIVITIES
Sale (purchase) of investments, net                                 1,033,715        2,835,911        (6,039,311)
Payment for patent rights and trademarks                              (50,969)         (96,903)       (1,282,648)
Payment of organization costs                                               0                0          (139,779)
Purchase of property and equipment                                   (342,978)        (196,992)       (2,177,992)
                                                                 ------------      -----------      ------------
Net cash provided by (used in)  investing activities                  639,768        2,542,016        (9,639,730)
FINANCING ACTIVITIES
Payment of demand note from bank                                     (400,000)               0                 0
Principal payments on capital lease obligations                             0                0          (565,601)
Proceeds from sale and leaseback                                            0                0            75,131
Proceeds from issuance of Preferred Stock, net                              0                0        28,976,554
Proceeds from issuance of Common Stock, net                           (21,954)               0        19,817,280
Proceeds from exercise of stock options                                42,190          174,625           335,597
Proceeds from exercise of warrants                                          0                0           500,001
                                                                 ------------      -----------      ------------
Net cash (used in) provided by financing activities                  (379,764)         174,625        49,138,962
                                                                 ------------      -----------      ------------

Increase (decrease) in cash and cash equivalents                   (2,535,491)      (1,351,868)        7,768,679
Cash and cash equivalents at beginning of period                   20,780,360        9,120,547                 0
                                                                 ------------      -----------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $18,244,869       $7,768,679        $7,768,679
                                                                 ============      ===========      ============












See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Gliatech Inc. for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission.



Note 2.  Net Loss Per Share

Net loss per common share, for the three and six months ended June 30, 1997 and 1996, is based on the weighted average number of common shares outstanding. Common equivalent shares relating to stock options and warrants are excluded as their effect is anti-dilutive.


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

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since commencing operations in 1988, the Company has been a development stage company. The Company is developing and commercializing the ADCON(R) family of products to inhibit excessive scarring and adhesions after surgery. Based on European pivotal clinical studies and other compliance efforts and submission of data, the Company obtained regulatory clearance to affix CE Marking on ADCON(R)-L and ADCON(R)-T/N, thereby allowing ADCON(R)-L and ADCON(R)-T/N to be marketed in the 15 European Union countries for lumbar disc surgery and tendon and peripheral nerve surgeries, respectively. The Company has entered into distribution agreements with independent distributors for ADCON(R)-L and ADCON(R)-T/N in Argentina, Australia, Austria, Belgium, Canada, Egypt, France, Germany, Iceland, Israel, Italy, Korea, The Netherlands, New Zealand, the Republic of South Africa, Scandinavia, Singapore, Spain, Switzerland and the United Kingdom. In addition, the Company is pursuing the development of drug candidates for the treatment of certain nervous system disorders, including Alzheimer's Disease. Since inception, the Company's revenues have been derived primarily from contract research payments from a research contract with Janssen Pharmaceutica, N.V. of Belgium ("Janssen"), a wholly-owned subsidiary of Johnson & Johnson, to collaborate on the discovery and development of compounds to slow the progression of Alzheimer's Disease (the "Janssen Agreement"). The Company has also received revenues from product sales of ADCON(R)-L and ADCON(R)-T/N and from various government grants which have been awarded to the Company.

RESULTS OF OPERATIONS

For the three and six month periods ended June 30, 1997 and 1996.

REVENUES

Total revenues increased approximately 22.3 percent to $1,176,506 in the second quarter of 1997 from $962,213 in the second quarter of 1996 and 29.0 percent to $2,310,002 in the first six months of 1997 from $1,791,313 in the first six months of 1996. The increase in total revenues in both periods was primarily the result of a 63.9 percent increase in product sales to $337,324 in the second quarter of 1997 from $205,850 in the second quarter of 1996 and a 141.7 percent increase in product sales to $681,980 in the first six months of 1997 from $282,196 in the first six months of 1996. These increases in product sales primarily resulted from sales of Gliatech's ADCON(R)-L and ADCON(R)-T/N products in certain European countries, as well as other international countries. In addition, contract research revenues increased 3.4 percent to $738,500 in the second quarter of 1997 from $714,435 in the second quarter of 1996 and 3.4 percent to $1,477,000 in the first six months of 1997 from $1,428,870 in the first six months of 1996. These contract revenues were from Gliatech's research contract with Janssen.

The Company's government-funded grant revenues increased approximately 140.1 percent to $100,682 in the second quarter of 1997 from $41,928 in the second quarter of 1996 and 88.2 percent to $151,022 in the first six months of 1997 from $80,247 in the first six months of 1996. These increases were the result of a higher level of government funded revenues primarily due to the two year award of Phase II Small Business Innovation Research Program grant from the National Institute of Neurological Disorders and Stroke, for research evaluating histamine H3 receptor antagonists to treat Attention Deficit Hyperactive Disorders (ADHD), which the Company received in February 1997 and which may provide up to $750,000 in funding.


EXPENSES

Total operating expenses were $3,299,255 in the second quarter of 1997, compared to $3,017,635 in the second quarter of 1996 and $6,413,743 in the first six months of 1997 compared to $5,328,849 in the first six months of 1996. Cost of products sold increased in the second quarter of 1997 to $138,963 compared to $72,480 in the second quarter of 1996 and increased as a percentage of product sales in the second quarter of 1997 to 41.2 percent from 35.2 percent in the second quarter of 1996. This increase was primarily due to slightly less efficient absorption of manufacturing overhead costs as a result of somewhat smaller actual production volumes than had been anticipated for 1997. Cost of products sold increased in the first six months of 1997 to $263,704 compared to $119,468 in the first six months of 1996 but decreased as a percentage of product sales in the first six months of 1997 to 38.7 percent from 42.3 percent in the first six months of 1996. This percentage decrease was primarily due to higher cost of products sold in the first quarter of 1996, which included costs associated with the start-up of manufacturing processes with the contract manufacturer for ADCON(R)-L.

Research and development expenses increased 35.9 percent to $1,971,480 in the second quarter of 1997 from $1,450,631 in the second quarter of 1996 and increased 31.8 percent to $3,826,409 in the first six months of 1997 from $2,904,277 in the first six months of 1996. The increases in both periods were primarily due to: (i) increased research contract expenses and purchases of preclinical materials for preclinical and animal toxicology studies for Gliatech's lead compound which is being developed for the treatment of ADHD;
(ii) increased costs associated with the U.S. clinical trial of ADCON(R)-L; and
(iii) increased costs associated with preclinical development of ADCON(R)-P for use in pelvic/gynecological surgeries.

Selling, general and administrative expenses decreased 23.6 percent to $1,120,426 in the second quarter of 1997, compared to $1,466,487 in the second quarter of 1996 and decreased 2.4 percent to $2,190,331 in the first six months of 1997 from $2,244,758 in the first six months of 1996. The decrease in selling, general and administrative expenses for the second quarter and the first six months of 1997 was primarily due to expenses incurred in the second quarter of 1996 of approximately $500,000 associated with the filing of a registration statement with the U.S. Securities and Exchange Commission (SEC) on Form S-1 for an offering of Gliatech's common stock. Gliatech subsequently withdrew the registration statement due to market conditions. The decrease in general and administrative expenses for the first six months of 1997, as discussed above, was somewhat offset by increases in sales and marketing expenses resulting from Gliatech's sales and marketing efforts for ADCON(R)-L and ADCON(R)-T/N in certain European markets and other selected countries outside of Europe.


INTEREST INCOME

Net interest income decreased to $217,179 in the second quarter of 1997 from $275,415 in the second quarter of 1996 and decreased to $453,991 for the first six months of 1997 from $580,417 for the first six months of 1996. The decrease in both periods was due to lower cash balances during the first and second quarters of 1997 as compared to the first and second quarters of 1996.

NET LOSS

Gliatech's net loss increased 7.1 percent to $1,905,570 in the second quarter of 1997, compared to $1,780,007 in the second quarter of 1996 and increased 23.4 percent to $3,649,750 for the first six months of 1997 from $2,957,119 for the first six months of 1996. The increase in net loss in both periods is a result of increased total expenses, which was slightly offset by increased revenues as discussed above. The net loss per share was $0.26 in the second quarter of 1997, compared to $0.24 in the second quarter of 1996 and $0.50 in the first six months of 1997, compared to $0.40 in the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company received net proceeds, after expenses of the offering, of approximately $19,647,000 from its initial public offering in which the Company sold 2,300,000 shares of Common Stock at an initial public offering price of $9.50 per share in October 1995. Prior to the public offering, the Company had financed its operations primarily through the private placement of its equity securities and to a lesser extent through federally sponsored research grants and research contract and licensing fees. Since its inception, the Company has received $49,293,835 in net proceeds from equity financings. In addition, from its inception through June 30, 1997, the Company has recognized revenue of $7,466,219 from its research collaboration agreement with Janssen, $1,851,485 from product sales and $1,241,404 from several federally sponsored research grants. Under the terms of the Agreement, Janssen is expected to pay the Company approximately $1,400,000 during the remainder of fiscal 1997. The Company also has established a $1,500,000 unsecured line of credit with a bank. As of June 30, 1997, the Company had no borrowings against the line of credit.

In order to preserve principal and maintain liquidity, the Company's funds are invested in commercial paper and other short-term investments. As of June 30, 1997 and December 31, 1996, the Company's cash and cash equivalents and short-term investments totaled $13,807,990 and $17,995,769, respectively.

In 1996, the Company received revenues from two Phase I Small Business Innovation Research (SBIR) grants for up to $100,000 each from the National Institute of Neurological Disorders and Stroke (NINDS) division of the National Institute of Heath (NIH) relating to the development of histamine H3 receptor agents. In addition, in February 1997, the Company was awarded a Phase II SBIR Program grant from the NINDS for research evaluating histamine H3 receptor antagonists to treat Attention Deficit Hyperactive Disorders. The grant has a two-year term and may provide as much as $750,000 in funding. If the Company is successful in other Phase I research, additional Phase II awards may be sought for funding to aid in further development of pharmaceutical compounds in connection with ADHD and Cognition Modulation research, however, there is no assurance that such Phase I research will be successful or that additional funding will be obtained.

The Company anticipates that a substantial portion of the remaining proceeds of its initial public offering will be used to fund clinical trials of ADCON(R)-L, ADCON(R)-T/N and ADCON(R)-P, which is designed for use in pelvic and gynecological surgeries, in the U.S. and the marketing efforts for sales of the ADCON(R) products. In addition, the Company anticipates that these proceeds will be used to fund continued development of additional ADCON(R) products, for the research and development of products relating to its Cognition Modulation program and for working capital and general corporate purposes. The Company's future liquidity and capital requirements will depend on many factors, including, but not limited to, the commercial potential of its ADCON(R) family of products, the timing of regulatory approvals, the timing and results of preclinical testing and clinical studies, the progress of the Company's research and development programs and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs. The Company believes that its current cash position and other financial resources will enable it to conduct its current and planned operations through at least fiscal 1998.

The Company anticipates that it will augment its cash balance through financing transactions, government grants and further corporate alliances. No assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

The Company is a party to a license agreement and a related sponsored research agreement with a university that provides for a royalty of up to five percent of revenues from products covered by these agreements. In 1995, a dispute regarding inventorship of the ADCON(R) products, and the rights of the university to receive royalties from sales of ADCON(R) products, arose between Gliatech and the university. The university has threatened litigation regarding this dispute. There has been no resolution to this matter. The Company is not able to make any estimate of costs that may arise as a result of any outcomes from this dispute, and there can be no assurance that the Company will not be required to pay any costs or royalties or that any costs to the Company, or royalties that may result, from this dispute will not have an adverse effect on the Company.

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be different from expectations expressed or implied by such forward-looking statements. Such factors include but are not limited to, uncertainty of market acceptance of the Company's products, uncertainty of final results from the completed U.S. clinical study for ADCON(R)-L, delays in product development of ADCON(R) products, the potential market size for ADCON(R) products, ability to renew research collaborations, the productivity of distributors of the ADCON(R) products and the uncertainty regarding regulatory approvals, including the timing and content of decisions made by the FDA, and uncertainty of future profitability.

                                     PART II
                                OTHER INFORMATION

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On May 14, 1997, at the Annual Meeting of Stockholders of Gliatech Inc., the stockholders took the following actions:

(1) Elected as Directors all nominees designated in the Proxy Statement dated April 7, 1997; and

(2) Approved the amendments to the Amended and Restated 1989 Stock Option Plan; and

(3) Approved the appointment of the independent certified public accountants of the Company for the current fiscal year.


The Directors were elected pursuant to the following vote:

                                                                       BROKER
NOMINEE                       FOR            WITHHELD      ABSTAIN    NON-VOTE
-------                       ---            --------      -------    --------

Irving S. Shapiro          5,898,443          49,213          --          --
John L. Ufheil             5,898,443          49,213          --          --

In addition, the following Directors' term of office continued after the meeting: Robert P. Pinkas, Thomas O. Oesterling, Ph.D., Allen Ford, Theodore E. Haigler, Jr., and Robert D. Pavey.

The approval of the amendments to the Amended and Restated 1989 Stock Option Plan was approved by the following vote:

                                                                   BROKER
FOR                 AGAINST          WITHHELD        ABSTAIN       NON-VOTE
---                 -------          --------        -------       --------

4,789,518          1,105,680          48,528          3,930          --

The approval of appointment of Ernst & Young LLP as independent certified public accountants to the Company for its current fiscal year was approved by the following vote:

                                                                   BROKER
FOR                 AGAINST          WITHHELD        ABSTAIN       NON-VOTE
---                 -------          --------        -------       --------

5,904,259             2,050           40,742            605          --

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  11.1     Statement regarding computation of per-share net loss

                  27.1     Financial data schedule

         (b)      Reports on Form 8-K

                  The Company did not file any Current Reports on Form 8-K for the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1997        GLIATECH INC.




                             By:  /s/ Rodney E. Dausch
                                 ------------------------------
                                 Rodney E. Dausch
                                 Vice President, Chief Financial Officer
                                      and Secretary
                                 (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.   Description of Exhibit                                 Page Number
-----------   ----------------------                                 -----------

11.1          Statement Regarding Computation of Per-Share Net Loss       14

27.1          Financial Data Schedule                                     15