Form 10-Q
period 1997-09-30
GLIATECH INC
filed 1997-11-14
CIK 885741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (mark one)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

The number of shares outstanding of the registrant's Common Stock, $0.01 par value per share, as of November 7, 1997 was 7,365,023 shares.

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                                      INDEX


PART I.              FINANCIAL INFORMATION                                  PAGE
                                                                            ----
Item 1  Financial Statements:

        Consolidated Balance Sheets -                                        1
        December 31, 1996 and September 30, 1997 (unaudited)

        Consolidated Statements of Operations -
        for the three months and nine months ended September 30, 1996 and 1997 and for the period from inception of operations
         (August 31, 1988)  through September 30, 1997 (unaudited)           2

        Consolidated Statements of Cash Flows -
        for the nine months ended September 30, 1996
        and 1997 and for the period from inception
        of operations (August 31, 1988) through
        September 30, 1997 (unaudited)                                       3

        Notes to Consolidated Financial Statements                           4

Item 2  Management's Discussion and Analysis of Financial Condition         5-9
        and Results of Operations


PART II.                         OTHER INFORMATION

Item 1  Legal Proceedings                                                   10

Item 2  Changes in Securities and Use of Proceeds                          10-11

Item 6  Exhibits and Reports on Form 8-K                                    11

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         GLIATECH INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS


                                                               DECEMBER 31,      SEPTEMBER 30,
                                                                   1996                1997
                                                               ------------       ------------
                                                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                    $  9,120,547       $  8,850,334
  Short-term investments                                          8,875,222          3,666,557
  Accounts receivable                                               331,157            446,205
  Government grants receivable                                        7,290            174,551
  Inventory at cost                                                 387,118            267,528
  Prepaid expenses and other                                        277,276            223,993
                                                               ------------       ------------

Total current assets                                             18,998,610         13,629,168

Property and equipment, net                                       1,129,671          1,263,023
Other assets, net                                                   675,959            635,691
                                                               ------------       ------------

TOTAL ASSETS                                                   $ 20,804,240       $ 15,527,882
                                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and other accrued expenses                     1,369,583          1,769,490
  Accrued compensation                                              204,328            112,499
  Accrued clinical trial costs                                      796,861            790,572
  Deferred research contract revenue                                806,359             67,859
                                                               ------------       ------------

  Total current liabilities                                       3,177,131          2,740,420

Stockholders' equity:
  Common stock                                                       73,201             73,630
  Additional paid-in capital                                     51,007,673         51,297,693
  Deficit accumulated during the development stage              (33,453,765)       (38,583,861)
                                                               ------------       ------------

  Total stockholders' equity                                     17,627,109         12,787,462
                                                               ------------       ------------

  TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                    $ 20,804,240       $ 15,527,882
                                                               ============       ============














See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS                                                   PERIOD FROM
                                   (unaudited)                                                                INCEPTION OF
                                                                                                                OPERATIONS
                                                                                                             (AUGUST 31, 1988)
                                                    THREE MONTHS ENDED             NINE MONTHS ENDED              THROUGH
                                                       SEPTEMBER 30                   SEPTEMBER 30             SEPTEMBER 30,
                                                   1996            1997            1996           1997             1997
                                               -----------     -----------     -----------     -----------     ------------


REVENUES
Product sales                                 $    280,336    $    402,250    $    562,532    $  1,084,230    $  2,253,735
Research contracts and licensing fees              712,995         738,500       2,141,865       2,215,500       8,204,719
Government grants                                   39,976         100,682         120,223         251,704       1,342,086
                                               -----------     -----------     -----------     -----------     ------------
          Total revenues                         1,033,307       1,241,432       2,824,620       3,551,434      11,800,540

OPERATING COSTS AND EXPENSES
Cost of products sold                               98,697         151,658         218,165         415,362         937,333
Research and development                         1,463,606       1,554,147       4,367,883       5,380,556      32,426,628
Selling, general and administrative                870,190       1,135,136       3,114,948       3,325,467      17,504,562
Depreciation and amortization                       47,342          74,140         107,688         207,439       1,652,228
                                               -----------     -----------     -----------     -----------     ------------
          Total operating cost and expenses      2,479,835       2,915,081       7,808,684       9,328,824      52,520,751
                                               -----------     -----------     -----------     -----------     ------------
Loss from operations                            (1,446,528)     (1,673,649)     (4,984,064)     (5,777,390)    (40,720,211)
Interest Income, net                               272,894         193,303         853,311         647,294       3,075,372
                                               -----------     -----------     -----------     -----------     ------------
NET LOSS                                       ($1,173,634)    ($1,480,346)    ($4,130,753)    ($5,130,096)    ($37,644,839)
                                               ===========     ===========     ===========     ===========     ============


Net loss per common share                           ($0.16)         ($0.20)         ($0.56)         ($0.70)
                                               ===========     ===========     ===========     ===========

Shares used for purposes of computing
          net loss per common share              7,316,849       7,358,148       7,311,173       7,347,430
                                               ===========     ===========     ===========     ===========

















See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    PERIOD FROM
                                                                                                    INCEPTION OF
                                                                                                      OPERATIONS
                                                                                                  (AUGUST 31, 1988)
                                                                        NINE MONTHS ENDED             THROUGH
                                                                 ------------------------------       JUNE 30,
                                                                     1996              1997             1997
                                                                 ------------      ------------      ------------

OPERATING ACTIVITIES
Net loss                                                         ($ 4,130,754)     ($ 5,130,096)     ($37,644,839)
Adjustments to reconcile net loss to net cash used in
  operating activities:
       Depreciation and amortization                                  110,112           207,439         1,652,228
       Patent Cost Write-off                                           90,000           150,000           609,074
       Loss on disposal of equipment                                        0                 0           102,000
       Compensation from issuance of stock and stock options           17,493                 0           286,609
       Changes in operating assets and liabilities:
            Accounts receivable                                      (153,793)         (115,048)         (446,205)
            Inventory                                                  13,947           119,590          (267,528)
            Government grants receivable and other assets             (68,613)         (113,978)         (408,543)
            Accounts payable and other accrued expenses              (316,846)          399,907         1,762,819
            Deferred contract research revenue                       (211,236)         (738,500)           67,859
            Other liabilities                                         667,641           (57,294)        1,346,502
                                                                 ------------      ------------      ------------
Net cash used in operating activities                              (3,982,049)       (5,277,980)      (32,940,024)
INVESTING ACTIVITIES
Sale (purchase) of investments, net                                 1,777,948         5,208,665        (3,666,557)
Payment for patent rights and trademarks                              (67,113)         (125,178)       (1,310,923)
Payment of organization costs                                               0                 0          (139,779)
Purchase of property and equipment                                   (619,891)         (325,345)       (2,306,345)
                                                                 ------------      ------------      ------------
Net cash provided by (used in)  investing activities                1,090,944         4,758,142        (7,423,604)
FINANCING ACTIVITIES
Payment of demand note from bank                                     (400,000)                0                 0
Principal payments on capital lease obligations                             0                 0          (565,601)
Proceeds from sale and leaseback                                            0                 0            75,131
Proceeds from issuance of Preferred Stock, net                              0                 0        28,976,554
Proceeds from issuance of Common Stock, net                           (21,954)                0        19,817,280
Proceeds from exercise of stock options                                91,313           249,625           410,597
Proceeds from exercise of warrants                                          0                 0           500,001
                                                                 ------------      ------------      ------------
Net cash (used in) provided by financing activities                  (330,641)          249,625        49,213,962
                                                                 ------------      ------------      ------------

Increase (decrease) in cash and cash equivalents                   (3,221,746)         (270,213)        8,850,334
Cash and cash equivalents at beginning of period                   20,780,360         9,120,547                 0
                                                                 ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 17,558,614      $  8,850,334      $  8,850,334
                                                                 ============      ============      ============

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Note 1.           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Gliatech Inc. for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission.



Note 2.           Net Loss Per Share

Net loss per common share, for the three and nine months ended September 30, 1997 and 1996, is based on the weighted average number of common shares outstanding. Common equivalent shares relating to stock options and warrants are excluded as their effect is anti-dilutive.


Note 3.           Adoption of SFAS No. 128

In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", was issued. SFAS No. 128 establishes standards for computing and presenting earnings per share. The Company must adopt SFAS No. 128 for the year-ending 1997 and believes the effect of the adoption will not be material

ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since commencing operations in 1988, the Company has been a development stage company. The Company is developing and commercializing the ADCON(R) family of products to inhibit excessive scarring and adhesions after surgery. Based on European pivotal clinical stud-Ad other compliance efforts and submission of data, the Company obtained regulatory clearance to affix CE Marking on ADCON(R)-L and ADCON(R)-T/N, thereby allowing ADCON(R)-L and ADCON(R)-T/N to be marketed in the 15 European Union countries for lumbar disc surgery and tendon and peripheral nerve surgeries, respectively. The Company has entered into distribution agreements with independent distributors for ADCON(R)-L and ADCON(R)-T/N in Argentina, Australia, Austria, Belgium, Canada, Egypt, France, Germany, Greece, Iceland, Israel, Italy, Korea, The Netherlands, New Zealand, the Republic of South Africa, Scandinavia, Singapore, Spain, Switzerland and the United Kingdom. In addition, the Company is pursuing the development of drug candidates for the treatment of certain nervous system disorders, including Alzheimer's Disease. Since inception, the Company's revenues have been derived primarily from contract research payments from a research contract with Janssen Pharmaceutica, N.V. of Belgium ("Janssen"), a wholly-owned subsidiary of Johnson & Johnson, to collaborate on the discovery and development of compounds to slow the progression of Alzheimer's Disease (the "Janssen Agreement"). The Company has also received revenues from product sales of ADCON(R)-L and ADCON(R)-T/N and from various government grants awarded to the Company.

RESULTS OF OPERATIONS

For the three and nine month periods ended September 30, 1997 and 1996

REVENUES

Total revenues increased approximately 20.1 percent to $1,241,432 in the third quarter of 1997 from $1,033,307 in the third quarter of 1996 and 25.7 percent to $3,551,434 in the first nine months of 1997 from $2,824,620 in the first nine months of 1996. The increase in total revenues in both periods was primarily the result of a 43.5 percent increase in product sales to $402,250 in the third quarter of 1997 from $280,336 in the third quarter of 1996 and a 92.7 percent increase in product sales to $1,084,230 in the first nine months of 1997 from $562,532 in the first nine months of 1996. These increases in product sales primarily resulted from sales of Gliatech's ADCON(R)-L and ADCON(R)-T/N products in certain European countries, as well as other international countries. In addition, contract research revenues increased slightly by 3.6 percent to $738,500 in the third quarter of 1997 from $712,995 in the third quarter of 1996 and 3.4 percent to $2,215,500 in the first nine months of 1997 from $2,141,865 in the first nine months of 1996. These contract revenues were from Gliatech's research contract with Janssen.

The Company's government-funded grant revenues increased approximately 151.9 percent to $100,682 in the third quarter of 1997 from $39,976 in the third quarter of 1996 and 109.4 percent to $251,704 in the first nine months of 1997 from $120,223 in the first nine months of 1996. These increases were the result of a higher level of government funded revenues primarily due to the two year award in February of 1997 of a Phase II Small Business Innovation Research Program grant from the National Institute of Neurological Disorders and Stroke, for research evaluating histamine H3 receptor antagonists to treat Attention Deficit Hyperactive Disorders (ADHD).

EXPENSES

Total operating expenses were $2,915,081 in the third quarter of 1997, compared to $2,479,835 in the third quarter of 1996 and $9,328,824 in the first nine months of 1997 compared to $7,808,684 in the first nine months of 1996. Cost of products sold increased in the third quarter of 1997 to $151,658 compared to $98,697 in the third quarter of 1996 and increased as a percentage of product sales in the third quarter of 1997 to 37.7 percent from 35.2 percent in the second quarter of 1996. This increase was primarily due to slightly less efficient absorption of manufacturing overhead costs as a result of slightly smaller actual production volumes than had been anticipated for 1997. Cost of products sold increased in the first nine months of 1997 to $415,362 compared to $218,165 in the first nine months of 1996 but decreased as a percentage of product sales in the first nine months of 1997 to 38.3 percent from 38.8 percent in the first nine months of 1996. This percentage decrease was primarily due to higher cost of products sold in the first quarter of 1996, which included costs associated with the start-up of manufacturing processes with the contract manufacturer for ADCON(R)-L and ADCON(R)-T/N.

Research and development expenses increased 6.2 percent to $1,554,147 in the third quarter of 1997 from $1,463,606 in the third quarter of 1996 and increased
23.2 percent to $5,380,556 in the first nine months of 1997 from $4,367,883 in the first nine months of 1996. The increase in the first nine months was primarily due to: (i) increased research contract expenses and purchases of materials for preclinical and animal toxicology studies for the lead compound which is being developed by Gliatech for the treatment of ADHD; (ii) increased costs associated with the U.S. clinical trial of ADCON(R)-L; and (iii) increased costs associated with preclinical development of ADCON(R)-P for use in pelvic/gynecological surgeries.

Selling, general and administrative expenses increased 30.4 percent to $1,135,136 in the third quarter of 1997, compared to $870,190 in the third quarter of 1996 and increased 6.8 percent to $3,325,467 in the first nine months of 1997 from $3,114,948 in the first nine months of 1996. The increase in selling, general and administrative expenses for the third quarter and the first nine months of 1997 was primarily due to increases in expenses resulting from Gliatech's sales and marketing efforts for ADCON(R)-L and ADCON(R)-T/N in certain European markets and other selected international countries outside of Europe. Also, affecting period-to-period comparability were one-time expenses recorded in the second quarter of 1996 of approximately $500,000 associated with the filing of a registration statement with the Securities and Exchange Commission on Form S-1 for an offering of Gliatech's common stock. Gliatech subsequently withdrew the registration statement due to market conditions.

INTEREST INCOME

Net interest income decreased to $193,303 in the third quarter of 1997 from $272,894 in the third quarter of 1996 and decreased to $647,294 for the first nine months of 1997 from $853,311 for the first nine months of 1996. The decrease in both periods was due to lower cash balances during the first nine months of 1997 as compared to the first nine months of 1996.

NET LOSS

Gliatech's net loss increased 26.1 percent to $1,480,346 in the third quarter of 1997, compared to $1,173,634 in the third quarter of 1996 and increased 24.2 percent to $5,130,096 for the first nine months of 1997 from $4,130,753 for the first nine months of 1996. The increase in net loss in both periods is a result of increased total expenses, which was slightly offset by increased revenues as discussed above. The net loss per share was $0.20 in the third quarter of 1997, compared to $0.16 in the third quarter of 1996 and $0.70 in the first nine months of 1997, compared to $0.56 in the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company received net proceeds, after deducting expenses of the offering, of approximately $19,647,000 from its initial public offering in which the Company sold 2,300,000 shares of Common Stock at an initial public offering price of $9.50 per share in October 1995. Prior to the public offering, the Company had financed its operations primarily through the private placement of its equity securities and to a lesser extent through federally sponsored research grants and research contract and licensing fees. Since its inception, the Company has received $49,293,835 in net proceeds from equity financings. In addition, from its inception through September 30, 1997, the Company has recognized revenue of $8,204,719 from its research collaboration agreement with Janssen, $2,253,735 from product sales and $1,342,086 from several federally sponsored research grants. The Company also has established a $1,500,000 unsecured line of credit with a bank. As of September 30, 1997, the Company had no borrowings against the line of credit.

In order to preserve principal and maintain liquidity, the Company's funds are invested in commercial paper and other short-term investments. As of September 30, 1997 and December 31, 1996, the Company's cash and cash equivalents and short-term investments totaled $12,516,891 and $17,995,769, respectively.

In 1996, the Company received revenues from two Phase I Small Business Innovation Research (SBIR) grants for up to $100,000 each from the National Institute of Neurological Disorders and Stroke (NINDS) division of the National Institute of Heath (NIH) relating to the development of histamine H3 receptor agents. In addition , in February 1997, the Company was awarded a Phase II SBIR Program grant from the NINDS for research evaluating histamine H3 receptor antagonists to treat Attention Deficit Hyperactive Disorders. The grant has a two-year term and may provide as much as $750,000 in funding. If the Company is successful in other Phase I research, additional Phase II awards may be sought for funding to aid in further development of pharmaceutical compounds; however, there is no assurance that such Phase I research will be successful or that additional funding will be obtained.

The Company anticipates that a substantial portion of the remaining proceeds of its initial public offering will be used to fund clinical trials of ADCON(R)-L, ADCON(R)-T/N and ADCON(R)-P, which is designed for use in pelvic and gynecological surgeries, in the U.S. and the marketing efforts for sales of the ADCON(R) products. In addition, the Company anticipates that these proceeds will be used to fund continued development of additional ADCON(R) products, for the research and development of products relating to its Cognition Modulation program and for working capital and general corporate purposes . The Company's future liquidity and capital requirements will depend on many factors, including, but not limited to, the commercial potential of its ADCON(R) family of products, the timing of regulatory approvals, the timing and results of preclinical testing and clinical studies, the progress of the Company's research and development programs and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs. The Company believes that its current cash position and other financial resources will enable it to conduct its current and planned operations through at least fiscal 1998.

The Company anticipates that it will augment its cash balance through financing transactions, government grants and further corporate alliances. No assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

A complaint was filed by the Company on September 8, 1997 in the United States District Court Northern District of Ohio, Eastern Division ("Court") against Dr. Jerry Silver and Case Western Reserve University, requesting the Court to confirm that there was no error in the omission of Dr. Silver as a named inventor of Gliatech's United States Patent No. 5,605,938. The complaint was filed in response to repeated statements to Gliatech and the general public made by Dr. Silver and Case Western Reserve University alleging that the inventorship of the patent was in error since Dr. Silver was not named. The complaint does not seek monetary damages.

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements"within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be different from expectations expressed or implied by such forward-looking statements. Such factors include but are not limited to, the commercial uncertainty of market acceptance of the Company's products, uncertainty of final results from the completed U.S. clinical study for ADCON(R)-L, delays in product development of ADCON(R) products, the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs, the potential market size for ADCON(R) products, ability to renew research collaborations, the productivity of distributors of the ADCON(R) products and the uncertainty regarding regulatory approvals, including the timing and content of decisions made by the FDA, and uncertainty of future profitability.

                                     PART II
                                OTHER INFORMATION

ITEM 1:           LEGAL PROCEEDINGS

A complaint was filed by the Company on September 8, 1997 in the United States District Court Northern District of Ohio, Eastern Division ("Court") against Dr. Jerry Silver and Case Western Reserve University, requesting the Court to confirm that there was no error in the omission of Dr. Silver as a named inventor of Gliatech's United States Patent No. 5,605,938. The complaint was filed in response to repeated statements to Gliatech and the general public made by Dr. Silver and Case Western Reserve University alleging that the inventorship of the patent was in error since Dr. Silver was not named. The complaint does not seek monetary damages.

ITEM 2:           CHANGES IN SECURITIES AND USE OF PROCEEDS

(b) Rights

On July 1, 1997, the Board of Directors of the Company adopted a Rights Agreement providing that one right ( a "Right") shall be attached to each share of the commons stock, par value $.01 per share, of the Company (the "Common Stock"). The description and terms of the Rights are set forth in the Rights Agreement (the "Rights Agreement"), dated as of July 1, 1997, between the Company and American Stock Transfer & Title Company, as Rights Agent.

Under the Rights Agreement, the Rights will initially trade together with Common Stock and will not be exercisable. In the absence of further action by the Board of Directors of the Company, the Rights generally will become exercisable and allow the holder to acquire Common Stock at a discounted price if a person or group acquires 15 percent or more of the outstanding shares of Common Stock. Rights held by persons who exceed the applicable threshold will be void. Under certain circumstances, the Rights will entitle the holder to buy shares in an acquiring entity at a discounted price.

The Rights Agreement also includes an exchange option. In general, after the Rights become exercisable, the Board of Directors may, at its option, effect an exchange of part or all of the Rights - - other than Rights that have become void - for shares of Common Stock. Under this option, the Company would issue one share of Common Stock for each Right, subject to adjustment in certain circumstances.

The Company's Board of Directors may, at its option, redeem all Rights for $.01 per Right, generally at any time prior to the Rights becoming exercisable. The Rights will expire July 11, 2007, unless earlier redeemed, exchanged or amended by the Board of Directors.

The Rights will have certain anti-takeover effects. The Rights are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company in a manner or on terms not approved by the Board of

(d)      Change in Use of Proceeds

         The Company registered 2,300,000 shares of Common Stock in connection with its initial public offering on a Registration Statement on Form S-1, which went effective on October 18, 1995. The data below reflects the use of proceeds from such offering to the date of this Quarterly Report on Form 10-Q. All such proceeds were directly or indirectly paid to others pursuant to Rule 701(f)(4)(vii):

         Construction........................................................0
         Machinery and Equipment.............................................0
         Real Estate.........................................................0
         Acquisition.........................................................0
         Repayment of debt...................................................0
         Working Capital..............................................$505,300
         Temporary Investments (specify):
                  Commercial Paper..................................$8,498,000
                  Corporate Bonds...................................$3,664,000
                  Other Short-Term Investments........................$355,000
         Other:
                  Clinical Trials...................................$1,849,600
                  Research and Development..........................$3,276,000
                  Sales and Marketing...............................$1,499,100

Directors. The Rights will cause substantial dilution to any person or group that attempts to acquire the Company without the approval of the Company's Board of Directors. As a result, the overall effect of the Rights may be to render more difficult or discourage any attempt to acquire the Company, even if such acquisition may be favorable to the interests of the Company's stockholders. Because the Board of Directors can redeem the Rights or approve certain offers, the Rights should not interfere with a merger or other business combination approved by the Board of Directors of the Company.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 4.1 Rights Agreement, dated as of July 1, 1997, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated herein by reference to Exhibit 1 of the Company's Current Report on Form 8-K as filed on July 2, 1997 (File No. 0-20096).

                 11.1     Statement regarding computation of per-share net loss

                 27.1     Financial data schedule

           (b)   Reports on Form 8-K

                 On July 2, 1997, the Company filed a Current Report on Form 8-K in connection with the adoption of the Rights Agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 1997                GLIATECH INC.




                                   By:  /s/ Rodney E. Dausch
                                        ---------------------------------------
                                        Rodney E. Dausch
                                        Vice President, Chief Financial Officer
                                           and Secretary
                                        (Duly Authorized Officer and Principal
                                           Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.  Description of Exhibit                                  Page Number
-----------  ----------------------                                  -----------

4.1 Rights Agreement, dated as of July 1, 1997, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated herein by reference to Exhibit 1 of the Company's Current Report on Form 8-K as filed on July 2, 1997 (File No. 0-20096).


11.1         Statement Regarding Computation of Per-Share Net Loss       14

27.1         Financial Data Schedule                                     15