Form 10-Q/A
period 1997-09-30
GLIATECH INC
filed 1997-11-14
CIK 885741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

The Rights will have certain anti-takeover effects. The Rights are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company in a manner or on terms not approved by the Board of Directors. The Rights will cause substantial dilution to any person or group that attempts to acquire the Company without the approval of the Company's Board of Directors. As a result, the overall effect of the Rights may be to render more difficult or discourage any attempt to acquire the Company, even if such acquisition may be favorable to the interests of the Company's stockholders. Because the Board of Directors can redeem the Rights or approve certain offers, the Rights should not interfere with a merger or other business combination approved by the Board of Directors of the Company.

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