Form 10-K
period 1997-12-31
GLIATECH INC
filed 1998-03-31
CIK 885741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 COMMISSION FILE NO. 0-20096

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

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Annual Report or any amendment to this Form 10-K. [ ]

         Aggregate market value of Common Stock held by non-affiliates as of March 20, 1998 at a closing price of $10.25 per share as reported by the Nasdaq National Market was approximately $67,589,197. Shares of Common Stock held by each officer and director, their respective spouses, and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 20, 1998 was 7,601,273.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part of the following document is incorporated by reference to Part III of this Annual Report on Form 10-K: the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders (the "Proxy Statement").

                                  GLIATECH INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                                    PAGE

PART I
         Item 1.        Business..........................................................................................1
         Item 2.        Properties.......................................................................................13
         Item 3.        Legal Proceedings................................................................................14
         Item 4.        Submission of Matters to a Vote of Securityholders...............................................14
         Item 4A.       Executive Officers of the Company................................................................14

PART II
         Item 5.        Market for Company's Common Equity and Related
                        Stockholder Matters..............................................................................15
         Item 6.        Selected Financial Data..........................................................................16
         Item 7.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations..............................................................16
         Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.......................................20
         Item 8.        Financial Statements and Supplementary Data......................................................20
         Item 9.        Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure..............................................................41

PART III
         Item 10.       Directors and Executive Officers of the Company..................................................41
         Item 11.       Executive Compensation...........................................................................41
         Item 12.       Security Ownership of Certain Beneficial Owners and
                        Management.......................................................................................41
         Item 13.       Certain Relationships and Related Transactions...................................................41

PART IV
         Item 14.       Exhibits, Financial Statement Schedules, and Reports
                        on Form 8-K......................................................................................41

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

         Gliatech is engaged in the research, development and commercialization of a family of proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit surgical scarring and adhesions. Surgical scarring is a medical problem often resulting in adhesions at the surgical site, thereby binding together tissues, nerves and organs following either open incision or minimally invasive surgery. Scarring and adhesions may lead to many significant postsurgical complications, including recurrent pain and impairment of function following lumbar surgery, infertility following pelvic surgery and limited range of motion following tendon and peripheral nerve surgery of the hand. Excessive scarring also can obstruct access to the surgical site when reoperation is necessary, making additional surgery difficult. Because it is not possible to predict prior to surgery which patients are likely to develop adhesion-related problems, the Company's ADCON family of medical devices is designed to be used prophylactically as a physical barrier between tissues to inhibit scarring and adhesions in all patients undergoing applicable surgical procedures. Due to the differences in the body environments in which each of these products would be used, each ADCON product is designed to be adapted for use at the appropriate surgical site. In addition to the ADCON family of medical devices, the Company is pursuing the development of small molecule drug candidates for the treatment of several central nervous system disorders, including Attention Deficit Hyperactive Disorder ("ADHD"), sleep disorders, anxiety and Alzheimer's Disease ("AD"). The Company is pursuing its AD program through its strategic alliance with Janssen Pharmaceutica, N.V. of Belgium ("Janssen"), a wholly-owned subsidiary of Johnson & Johnson.


GLIAL CELL-DERIVED TECHNOLOGIES

         The human central nervous system is composed of two interrelated networks of cells, neurons and glial cells. Neurons transfer and process information from within and around the body. Glial cells outnumber neurons by approximately nine to one and are the major cellular component of the brain. Glial cells support, protect and repair the neurons and maintain the environment necessary for proper neuronal activity and neurotransmitter transfer. Additionally, glial cells release biological mediators which regulate the inflammatory and immune response processes.

         The Company's ADCON family of products and the Company's two therapeutic programs, Cognition Modulation and AD, are based on the Company's research of glial cells. The ADCON family of products is based on research relating to the manner in which glial cells respond to scarring following damage to the central nervous system. The Company identified glial cell-derived substances which act as barriers to neuronal scarring. The Company utilized this technology to develop carbohydrate polymers which mimic such actions. These carbohydrate polymers are the basis for the Company's family of ADCON products. The Cognition Modulation program is based on controlling the levels of the neurotransmitter, histamine within the brain. The Company identified that the level of histamine can be modulated by the neuronal histamine H3 receptor, which controls the release of histamine, and glial cells, which are responsible for removal of histamine. The Company is conducting research to discover and develop small molecule drug candidates which interact with these neuronal histamine H3 receptors to modulate the levels of histamine in the brain. For the AD program, the Company identified that, in the AD affected brain, glial cells release pro-inflammatory molecules which cause neuronal death. The Company is also engaged in the discovery and development of small molecule drug candidates which are designed to inhibit the release of these pro-inflammatory molecules. The Company believes that research into the function of glial cells will continue to provide opportunities for the development of products to fulfill critical, unmet medical needs.


ADCON FAMILY OF PRODUCTS

   ADCON-L

         ADCON-L is formulated as a proprietary, resorbable, carbohydrate polymer gel which is applied directly to the surgical site during lumbar surgery. ADCON-L is designed to provide a physical barrier between the membranes covering the spinal cord and the back muscles, and between the spinal nerve roots and the inner surface of the vertebral body. This physical barrier inhibits excess scarring and adhesions at the surgical site. Because it is not possible to predict prior to surgery which patients are likely to develop adhesion-related problems, ADCON-L is designed to be used prophylactically as a physical barrier between tissues to inhibit scarring and adhesions in all patients undergoing lumbar surgeries. To date, ADCON-L has been used in approximately 10,000 surgeries.

         Clinical Results. To date, the Company has conducted clinical trials in the U.S. and in Europe. The Company's European pivotal multi-center double-blind clinical trial of ADCON-L was designed to test its safety and effectiveness in inhibiting excessive scarring and adhesions, as well as associated pain and other symptoms, following lumbar disc surgery. The study was conducted at nine academic neurosurgical centers in Switzerland, The Netherlands and Belgium and enrolled 298 patients. The parameters used to evaluate patients at one, three and six months following surgery were: (i) recurrence of postoperative pain,
(ii) pain associated with the performance of activities of daily living, such as lifting objects, riding in or driving a car and sitting; (iii) sensory and motor function and (iv) safety. At six months following surgery, patients were also evaluated as to the amount of extensive scarring as assessed by Magnetic Resonance Imaging ("MRI") and as to the association between scarring and the recurrence of postoperative pain.

         The results of this study indicated that ADCON-L statistically reduced the incidence of extensive scarring, and that there is a statistically significant correlation between the presence of scarring and the recurrence of postoperative pain. In addition, this study revealed that a statistically significant fewer number of ADCON-L treated patients, as compared to control patients, experienced increased pain associated with the performance of activities of daily living. The reduction of scarring in patients treated with ADCON-L was also observed by surgeons who performed second surgical procedures necessitated by reherniation of the disc. The Company also conducted a poststudy surveillance that evaluated these same patients at approximately 12 months after surgery. The results of such surveillance supported the conclusion of the pivotal clinical study that ADCON-L reduced scarring at 12 months after surgery.

         The Company also is conducting a multi-center double-blind clinical trial of ADCON-L in the U.S. at 16 centers. The Company has enrolled 371 patients in this trial. Interim results on 165 patients indicated that ADCON-L reduced scarring. The Company is analyzing the data for the remaining evaluable patients enrolled in the study.

         Development and Regulatory Status. In August 1995, the Company obtained regulatory clearances to affix CE Marking for ADCON-L. The CE Marking for ADCON-L allows the Company to market ADCON-L for lumbar surgery patients in 19 countries, which include (i) the European Union countries (Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom); (ii) Switzerland and (iii) the three European Economic Area ("EEA") countries (Iceland, Liechtenstein and Norway). The Company has also satisfied all the necessary regulatory requirements to market ADCON-L in Argentina, Australia, Canada and Israel. The Company is also able to market ADCON-L in New Zealand and the Republic of South Africa. In addition, the Company signed a development and exclusive license agreement in December 1996 with Chugai Pharmaceutical Co. Ltd. ("Chugai") for the sale of ADCON-L and ADCON-T/N in Japan. Chugai recently filed an application requesting regulatory approval to market ADCON-L in Japan.

         In December 1996, the Company submitted a premarket approval application ("PMA") to the Food and Drug Administration (the "FDA") for ADCON-L. In February 1997, this PMA was granted expedited review by the FDA. Based on the results of the European pivotal clinical trials for ADCON-L and other data submitted by the Company, the Orthopaedic and Rehabilitation Devices Advisory Panel (the "Advisory Panel") of the FDA recommended on December 12, 1997 that ADCON-L be approved by the FDA for marketing in the U.S. subject to certain specific conditions and labeling requirements that will be determined by the FDA following review of the transcript from the Advisory Panel meeting. The Advisory Panel did not request a postmarket surveillance program. After a review of the Advisory Panel's recommendation and an independent review of the data submitted, the FDA will make a final decision concerning the approval of ADCON-L for marketing in the U.S. Interim results of the Company's U.S. clinical trial were supplementally presented to the FDA in connection with the FDA's review of the PMA.

         Marketing and Sales. The Company currently markets ADCON-L in 29 countries outside the U.S. through independent medical device distributors. The Company has entered into distribution agreements for the sale of ADCON-L in certain countries, including, without limitation, in: Argentina, Australia, Austria, Belgium, Canada, Denmark, Egypt, Finland, France, Germany, Greece, Iceland, Israel, Italy, Korea, Luxemburg, Mexico, The Netherlands, New Zealand, Norway, the Republic of South Africa, Slovakia, Spain, Sweden, Switzerland, Taiwan and the United Kingdom (collectively, the "Distributing Countries"). In the U.S., the Company intends to market ADCON-L after receiving FDA approval through a network of independent manufacturer's agents which serve the orthopaedic and neurosurgical markets. The Company plans to utilize 25-30 of such independent organizations in order to market ADCON-L in the U.S. The sales representatives of these organizations will be trained and managed by the sales personnel of the Company, which the Company expects will include a National Sales Manager who will be assisted by regional sales managers. In the U.S., the Company will establish the price of its products for sale to hospitals and the independent manufacturers' agents will be reimbursed on a commissioned basis.

         In order to support its distribution network, the Company provides ongoing technical and marketing support through its Area Sales Managers, Marketing and Medical departments. In 1997, the Company provided initial product training for all distributor representatives and subsequent field training for individual sales representatives. The Company also participated in 12 surgeons' meetings in 1997 and provided support for distributors at key meetings with various surgeons in the distributor's territory. In addition, distributors were provided with a package of sales tools, videos, brochures and clinical papers supporting the introduction and use of ADCON-L. During 1997, the Company exhibited at several major surgeons' meetings which were attended by orthopaedic and neurosurgeons whose practices involve spinal surgery, including the American Association of Orthopaedic Surgeons, the American Association of Neurological Surgeons, the North American Spine Society and the International Congress of Neurosurgery.

   ADCON-P

         ADCON-P is formulated as a proprietary, resorbable, carbohydrate polymer solution which is applied directly into the pelvic cavity during pelvic and gynecologic surgeries, such as reoperations to remove adhesions and uterine tumor surgeries. ADCON-P is designed to provide a physical barrier to inhibit scarring and adhesions which may bind the uterus, fallopian tubes or ovaries to the surrounding pelvic cavity.

         Scarring and adhesions following pelvic and gynecological surgeries may form on the ovaries, fallopian tubes and uterus thereby causing infertility or difficulty in conceiving. In preclinical studies conducted by the Company, it was demonstrated that ADCON-P: (i) significantly inhibited the incidence and extent of uterine adhesions, (ii) was resorbable and (iii) was safe. ADCON-P is designed for use in both open incision surgeries and minimally invasive surgeries using a laparoscope. In addition, the Company's proprietary, resorbable, carbohydrate polymer solutions are applied directly to the surgical site, which minimizes the handling of the product during surgery.

         Development and Regulatory Status. In September 1997, the Company received approval from the FDA to initiate a pilot clinical trial for ADCON-P in the U.S. The double-blind clinical trial will be conducted at six centers. The Company expects to enroll approximately 40 patients; approximately 20 patients for evaluation of ADCON-P in reoperations to remove adhesions and approximately 20 patients for evaluation of ADCON-P in uterine tumor surgeries. This study will evaluate patients between one to three months after surgery to assess the incidence and extent of postsurgical scarring and adhesions.

   ADCON-T/N

         ADCON-T/N is formulated as a proprietary, resorbable, carbohydrate polymer gel which is applied directly to the surgical site following tendon and peripheral nerve surgeries such as primary tendon repair and reoperations to remove adhesions on tendons or peripheral nerves. ADCON-T/N is designed to act as a physical barrier between the peripheral nerve and the surrounding tissue.

         The formation of adhesions may bind the tendon to surrounding tissues, which results in a reduction of the tendon's ability to glide, thus limiting the range of motion of the affected joint. In the peripheral nervous system, adhesions may tether nerves to surrounding tissues and may cause compression of nerves, which results in pain or numbness due to loss of nerve function in the hand.

         Clinical Results. In November 1995, the Company completed open label clinical trials involving 68 patients in Switzerland and France to evaluate the use of ADCON-T/N in inhibiting postsurgical scarring and adhesions following various surgical procedures involving tendons and nerves. These trials evaluated range of motion as well as safety. The results of these trials showed that ADCON-T/N was safe and enabled improved range of motion of the affected joint.

         Development and Regulatory Status. In January 1996, the Company obtained regulatory clearances to affix CE Marking for ADCON-T/N. The CE Marking allows the Company to market ADCON-T/N for use in tendon and peripheral nerve surgeries in the 19 European countries that recognize CE Marking. The Company has also obtained all the necessary regulatory requirements to market ADCON-T/N in the same countries it has approval to market ADCON-L. In February 1995, the Company received approval to conduct a U.S. pilot clinical trial for ADCON-T/N. The Company is conducting a multi-center double-blind clinical trial to test the safety and effectiveness of ADCON-T/N in inhibiting excessive scarring and adhesions following peripheral nerve surgery of the hand. The study has been approved for commencement at 16 clinical centers and will enroll up to 230 patients. The patients are monitored for 6 months to evaluate pain severity and function of the affected joint. Because the trial is directed toward a specific patient population, the period of enrollment for conducting such a trial is lengthened. To date, the Company has enrolled approximately one third of the patients necessary to conduct this trial. In addition, Chugai recently filed an application requesting regulatory approval to market ADCON-T/N in Japan.

         Marketing and Sales. The Company is currently marketing its ADCON-T/N medical device in the 29 Distributing Countries. The Company provides ongoing technical and marketing support through its Area Sales Managers, Marketing and Medical departments. In 1997, the Company provided initial product training for all distributor representatives and subsequent field training for individual sales representatives. The Company also participated in eight surgeons' meetings in 1997 and provided support for distributors at key meetings with various surgeons in the distributor's territory. In addition, distributors were provided with a package of sales tools, videos, brochures and clinical papers supporting the introduction and use of ADCON-T/N. During 1997, the Company exhibited at several major surgeons meetings, including American Society for Surgery of the Hand and Federation of European Societies of Surgeries of the Hand.

   Other ADCON Products

         The Company is also developing certain additional proprietary, resorbable, carbohydrate polymer medical devices and is currently conducting preclinical studies relating to applications of such ADCON technology in inhibiting scarring and adhesions in certain other surgical procedures. Due to the differences in the body environments in which each of the products would be used, each of the Company's ADCON products is being designed to be adapted for use at the specific surgical site. Examples of other types of surgery where adhesions are common and are known to create troublesome postsurgical complications include (i) abdominal surgery, where peritoneal adhesions between organs and/or the abdominal wall may impair gastrointestinal function; (ii) implant/prosthetic surgery, where adhesions may compromise the effective performance of the implanted medical device; and (iii) cardiac surgery, where adhesions may increase the risk of injury during reoperation. The Company is developing ADCON-A for use in abdominal surgery, ADCON-I for use in implant/prosthetic surgery, and ADCON-C for use in cardiac surgery.

   Neurologic Drug Development Programs

         The Company is also engaged in the research and development of small molecule compounds for the treatment of central nervous system disorders. The Company is focusing its therapeutic research and development efforts on the discovery and development of small molecules for the treatment of ADHD, sleep disorders, anxiety and AD. The Company's AD research and development efforts are being pursued through its strategic alliance with Janssen.

   Cognition Modulation

         The Company is conducting research to discover and develop a class of small molecules designed to act on the histamine H3 receptor in the brain. Histamine is a chemical messenger released from certain neurons in the brain which regulates sleep/wake states and modulates levels of arousal and alertness in the conscious state. The histamine H(3) receptor is predominantly found in the brain and regulates the synthesis and release of histamine in the brain. An antagonist to this receptor would lead to enhanced states of arousal and alertness. The histamine (H3) receptor antagonists may be useful in treating disorders in which central nervous system arousal is desirable, such as ADHD or narcolepsy. An agonist to the receptor may prove useful in treating disorders in which suppression of the central nervous system is desirable, such as anxiety and insomnia.

         H(3) Receptor Antagonists. The Company believes histamine H3 receptor antagonists could provide a therapeutic approach for enhancing cognition and positive behavior in patients with disorders characterized by memory and learning deficiencies such as AD and ADHD. Such an agent could also be useful in arousing patients with various forms of depressed activity of the central nervous system, such as narcolepsy. The Company has discovered and developed highly selective histamine H(3) receptor antagonists, which have been shown in in vivo studies to (i) penetrate the blood-brain-barrier after oral administration, (ii) selectively block the histamine H(3) receptor in the brain and (iii) modulate levels of arousal and alertness. The Company has demonstrated in preclinical studies that the histamine H(3) antagonists improve learning and memory and have potential advantages in both safety and abuse potential and have a prolonged duration of action.

         H(3) Receptor Agonists. The Company has also begun research and development of histamine H3 receptor agonists to reduce levels of wakefulness and arousal for use in the treatment of anxiety and insomnia. To date, the Company has developed several compounds which have high affinity for the histamine H(3) receptor and in animal models have been shown to penetrate the blood-brain-barrier and occupy histamine H(3) receptors. The Company continues to synthesize and screen new compounds as potential selective agonists of the histamine H(3) receptor.

   Alzheimer's Disease

         The human central nervous system is composed of two interrelated networks of cells, neurons and glial cells. Neurons transfer and process information from within and around the body. Glial cells outnumber neurons by approximately nine to one and glial cells are the major cellular component of the brain. Glial cells support, protect and repair the neurons and maintain the environment necessary for proper neuronal activity and neurotransmitter transfer. Additionally, glial cells release biological mediators which regulate the inflammatory and immune response processes. AD is characterized by progressive dementia due to degeneration and death of neuronal cells. The cause of AD is unknown, and there are no proven means of prevention or cure. The Company believes that research in AD has been directed primarily at providing replacement therapy for neurotransmitter deficiencies in order to alleviate the symptoms.

         Recent research into AD has focused on the role of beta-amyloid, which is the major component of the brain deposits called senile plaques that accumulate in the brain of a patient with AD. The Company has demonstrated that the presence of beta-amyloid plaques results in the release of pro-inflammatory molecules which can result in neuronal death. The Company believes glial cells play a causative role in neuronal death associated with AD. The Company is developing small molecular weight compounds to block the release of these pro-inflammatory molecules.

   The Company's Alzheimer's Disease Program

         Utilizing its core glial cell technology, the Company has demonstrated that glial cells are involved in the neuronal death associated with AD. The Company is engaged in two programs for the discovery and development of compounds to inhibit these unwanted glial cell associated events. These two programs, which the Company is pursuing through its strategic alliance with Janssen, are as follows:

         Inhibitors of Beta-Amyloid Induced Inflammation. The Company has discovered that the presence of beta-amyloid plaques results in a specific metabolic consequence in glial cells, including the release of pro-inflammatory molecules, which has been reported to occur in the brain of patients with AD. These pro-inflammatory molecules are believed to cause neuronal death. The Company is working with Janssen on the development of compounds that would block the affects of beta-amyloid plaques on glial cells and thus block or reduce the release of inflammatory agents, thereby reducing the incidence of neuronal death. The Company has developed a number of high throughput in vitro assay systems that have been used to screen Janssen's pharmaceutical library for inhibitors of these beta-amyloid-induced actions. As a result of the Company's efforts, several lead compounds that block or reduce the release of inflammatory agents have been identified.

         Inhibitors of Complement Activation. The Company is also pursuing research relating to activated proteins of an immune response system known as the complement cascade. Activated complement proteins are associated with beta-amyloid in AD senile plaques. The complement cascade is part of the immune response typically invoked to fight systemic infections, resulting in the death of pathogenic cells, but is not usually found in the brain. The Company has discovered that beta-amyloid can bind one of the complement proteins and activate the entire complement cascade, providing an explanation for the presence of activated complement in patients with AD. The activation of the complement cascade may result in neuronal death. The Company is working with Janssen on the development of compounds that would block the complement activation. The Company has developed a number of high throughput in vitro assay systems that have been used to screen Janssen's pharmaceutical library for inhibitors of beta-amyloid induced activation of the complement cascade. As a result of the Company's efforts, several lead compounds that block beta-amyloid induced activation of the complement cascade have been identified.

         Development Status. Janssen is currently utilizing chemistry to advance the development of the lead compounds identified for both the beta-amyloid induced inflammatory molecule and the inhibitors of complement activation programs. In addition, Janssen is funding the development by the Company of in vivo animal models to further evaluate the efficacy of selected lead compounds for each of these programs.

   The Janssen Agreement

         In October 1994, under the terms of the Janssen Agreement, Johnson & Johnson Development Corporation, a subsidiary of Johnson & Johnson, made an equity investment in the Company and Janssen, a wholly-owned subsidiary of Johnson & Johnson, paid the Company an initial licensing fee. The initial Janssen Agreement provided funding by Janssen to the Company for AD research through October 1997. In September 1995, the Company entered into an addendum to the Janssen Agreement in order to expand the scope of the collaboration on AD to include research relating to inhibitors of complement activation. In October 1997, Janssen exercised its option to extend the Janssen Agreement for a period of one year through October 1998 and has retained the right to extend it for an additional period of one year. As of December 1997, the Company has received approximately $10.4 million under the Janssen Agreement. Janssen is required to make additional payments to the Company upon the attainment of certain clinical and developmental milestones. Janssen is also responsible for all development costs, including the cost associated with clinical trials and obtaining regulatory approval. Janssen's parent, Johnson & Johnson, has worldwide distribution rights for all products developed as a result of this collaboration. The Company will receive a royalty from Janssen on any sales of such products.


MARKETING AND SALES

         The Company is marketing its ADCON products outside the U.S. through independent medical device distributors. The Company has entered into agreements with independent distributors regarding country specific sales and distribution rights for ADCON-L and ADCON-T/N in the 29 Distributing Countries. The distributors in Europe are managed by the Company's European sales organization, which consists of four Area Sales Managers, located in The Netherlands, Germany, France and Italy. The non-European distributors are managed by an international sales manager located at the Company's executive offices in Cleveland, Ohio. In addition, the Company signed a development and exclusive license agreement in December 1996 with Chugai for the exclusive sale of ADCON-L and ADCON-T/N in Japan; such license shall terminate upon the expiration of the last Japanese patent issued with respect to such agreement. Chugai recently filed applications requesting regulatory approval to market ADCON-L and ADCON-T/N, respectively, in Japan.

         These distributor agreements provide the distributors with exclusive distribution rights in their assigned territory. The agreements require the distributors to meet specified minimum annual purchase targets and to provide the Company with periodic reports on their sales to hospitals. In the event such targets are not achieved, the Company may, upon the expiration of applicable notice periods, terminate the exclusivity of such arrangement. The Company currently establishes the price of its products for sale to distributors and each distributor then sets the price, including any discounts at which the product is sold to the hospital. The Company's distributors are independent third parties, are not employees of the Company, and are not under the direct control or supervision of the Company, except that they are subject to the terms and conditions of their respective distribution agreements.

         In the U.S., the Company intends to market ADCON-L after receiving FDA approval through a network of independent manufacturer's agents which serve the orthopaedic and neurosurgical markets. The Company plans to utilize 25-30 of such independent organizations in order to market ADCON-L in the U.S. The sales representatives of these organizations will be trained and managed by the sales personnel of the Company, which the Company expects will include a National Sales Manager who will be assisted by regional sales managers. In the U.S., the Company will establish the price of its products for sale to hospitals and the independent manufacturers' agents will be reimbursed on a commissioned basis.


MANUFACTURING AND SUPPLIERS

         The Company does not have any manufacturing facilities and presently utilizes a sole third party manufacturer, European Medical Contract Manufacturing, located in Nijmegen, The Netherlands, for the manufacture of its commercial and clinical requirements of ADCON-L, ADCON-P and ADCON-T/N. The Company believes that the manufacturer has the ability to supply sufficient products to satisfy the Company's existing and future requirements for the development and commercialization of its ADCON products. The Company currently purchases the key components for ADCON-L, ADCON-P and ADCON-T/N from suppliers and provides such components to the contract manufacturer who formulates these components into ADCON-L, ADCON-P and ADCON-T/N. The contract manufacturer is registered as a subcontractor for the manufacture of pharmaceutical products by The Netherlands designated agency and is certified to International Organization of Standardization ("ISO") requirements for manufacture of such products. ISO Certification is an internationally recognized standard of quality manufacturing. The manufacture of the Company's products is subject to FDA Quality Standards Regulations ("QSR") or other requirements prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that the Company's current manufacturer will continue to comply with all applicable regulatory requirements or that such manufacturer will be able to supply the Company with such products or that the Company will be able to identify additional manufacturers of its products on terms acceptable to the Company.

         The Company currently obtains one of the key components for its ADCON products from a single supplier. The Company also has developed its own proprietary process to manufacture this key component and is currently manufacturing it on a pilot basis through a contract manufacturer according to QSR standards. The Company intends to have this proprietary process qualified under applicable regulatory requirements in order to have an alternate source of supply. In addition, the Company is pursuing qualification of additional suppliers. There can be no assurance that such proprietary process will be qualified or alternative sources will be located or that the current supply of raw materials will continue to be provided on terms and conditions acceptable to the Company.


COMPETITION

         The Company competes with both biotechnology and pharmaceutical companies in all of its product development programs. Furthermore, academic institutions, governmental agencies, and other public and private research organizations also continue to conduct research, seek patent protection, and establish collaborative arrangements with commercial entities for product development and marketing. Products resulting from these activities may compete directly with any products developed by the Company. These companies and institutions also compete with the Company in recruiting and retaining highly qualified scientific personnel.

         Although the Company is not aware of any products on the market that would directly compete with ADCON-L or ADCON-T/N, there are products on the market which would compete with ADCON-P. These products include, Interceed(TM), a film comprised of oxidized regenerated cellulose, which has been marketed for several years by Johnson & Johnson to prevent surgical adhesions following pelvic surgeries and Seprafilm(TM), a film comprised of sodium hyaluronic acid and carboxymethyl cellulose, which is marketed by Genzyme Corporation to inhibit surgical adhesions following both pelvic and abdominal surgeries. There are significant efforts by others, including many large pharmaceutical companies and academic institutions, to develop products which may compete with products that are developed by the Company relating to its ADCON family of products, the Cognition Modulation program and the AD program. Some of these products may be at a more advanced stage of development than the Company's products. In addition, there may be substantial competition in the biopharmaceutical and medical industries, both from specialized firms and from major pharmaceutical, chemical, medical device and surgical supply companies. Many of the Company's potential competitors have product development capabilities and financial and human resources greater than the Company, and have manufacturing, marketing, sales and distribution capabilities that the Company does not have. Universities and other research institutions may develop similar technologies and processes which, in some instances, may be utilized by others to compete with the Company's products.

         The Company expects to encounter significant competition for each of its product candidates. To compete successfully, the Company will be required to develop and maintain scientifically advanced technology, develop proprietary products, attract and retain highly qualified personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market its products, either alone or through collaboration with third parties.


GOVERNMENT REGULATION

         The manufacture and sale of the Company's products are subject to regulation by numerous authorities, principally the FDA, and corresponding state and foreign authorities. The regulatory process is lengthy, expensive and uncertain. Prior to commercial sale in the United States, most medical devices and new drugs, including the Company's products under development, must be cleared or approved by the FDA. In addition, certain material changes or modifications to medical devices and drugs also are subject to FDA review and approval. Securing the FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA. Product clearances and approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The FDA and other agency requirements for manufacturing, product testing, and marketing also can vary depending upon whether the product is a medical device or drug. Failure to comply with applicable FDA regulatory requirements could result in sanctions being imposed on the Company or the manufacturer of its products, including warning letters, fines, injunctions, civil penalties, failure of the FDA to grant premarket clearance or premarket approval of medical devices and drugs, operating restrictions and criminal prosecution. Sales of the Company's products outside of the United States are subject to foreign regulatory requirements that may vary widely from country to country. The time required to obtain clearance from a foreign country may be longer or shorter than that required by the FDA or other such agencies, and clearance or approval or other product requirements may differ. There can be no assurance that the Company will be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of its products under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

         There is no certainty that the clinical studies involving ADCON-T/N and ADCON-P will be completed in a timely manner or that the data and information obtained will be sufficient to support the filing of a premarket approval application. There can be no assurance that the Company will be able to obtain necessary approvals to market ADCON-L, ADCON-T/N OR ADCON-P or any other products under development on a timely basis, if at all, and delays in receipt or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

         Any products manufactured or distributed pursuant to clearance of a premarket notification submission or an approved premarket approval application are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experience with the use of the device. The Federal Food, Drug, and Cosmetic Act (the "FDC Act") requires that medical devices be manufactured in registered establishments and in accordance with the Good Manufacturing Practices requirements ("GMP") for medical devices. Such manufacturing facilities are subject to periodic inspections by the FDA.

         Regulation of Medical Devices - United States. The FDC Act requires premarket clearance or premarket approval by the FDA prior to commercialization of medical devices. Pursuant to the FDC Act, the FDA regulates the manufacture, distribution and production of medical devices in the United States. Medical devices are classified into class I, II or III on the basis of the controls deemed by the FDA to be reasonably necessary to ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling and adherence to QSR) and class II devices are subject to premarket clearance and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, class III devices are those which require premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices which have been found not to be substantially equivalent to legally marketed devices). The FDA regulates the Company's ADCON-L, ADCON-P and ADCON-T/N products as Class III medical devices.

         Before a new device can be introduced into the market, the manufacturer or distributor generally must obtain FDA clearance or approval through either a 510(k) premarket notification or a PMA. A 510(k) clearance will be granted if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed class I or II medical device, or to a preamendment class III medical device (i.e., one that has been marketed since a date prior to May 28, 1976) for which the FDA has not called for premarket approvals. A PMA must be filed if the proposed device is not substantially equivalent to a legally marketed device or if it is a preamendment Class III device for which the FDA has called for premarket approvals. A PMA must be supported by extensive data, including preclinical and clinical trial data to demonstrate the safety and efficacy of the device. If human clinical trials of a device are required and if the device presents a "significant risk," the manufacturer or the distributor of the device is required to file an IDE application prior to commencing human clinical trials.

         The IDE application must be supported by data, typically including the results of animal and, possibly, mechanical testing. If the IDE application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum specific number of patients, as approved by the agency. The clinical trials must be conducted under the auspices of an independent institutional review board ("IRB") established pursuant to FDA regulations.

         Following receipt of the premarket approval application, if the FDA determines that the premarket approval application is sufficiently complete to permit a substantive review, the FDA will "file" the application. Once the submission is filed, the FDA begins a review of the premarket approval application. The premarket approval application process can be expensive, uncertain and lengthy, frequently requiring one to several years from the date the premarket approval application is accepted for filing. A number of devices for which premarket approval has been sought by other companies have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the submission. During the review period, an advisory committee likely will be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with QSR requirements prior to approval of a premarket approval application. If granted, the premarket approval may include significant limitations on the indicated uses for which a product may be marketed. The FDA prohibits promoting products for unapproved or "off-label" uses.

         There is no certainty that the clinical studies involving ADCON-L, ADCON-P and ADCON-T/N will be completed in a timely manner or that the data and information obtained will be sufficient to support the filing of a PMA. There can be no assurance that the Company will be able to obtain necessary approvals to market ADCON-L, ADCON-P or ADCON-T/N or any other products under development on a timely basis, if at all, and delays in receipt or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

         Modifications to a device that is the subject of an approved PMA, its labeling, or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

         Any products manufactured or distributed pursuant to clearance of a premarket notification submission or an approved premarket approval application are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experience with the use of the device. The FDC Act requires that medical devices be manufactured in registered establishments and in accordance with the QSR requirements for medical devices. Such manufacturing facilities are subject to periodic inspections by the FDA. The manufacturing facility utilized by European Medical Contract Manufacturing ("EMCM") in manufacturing the Company's ADCON family of products must undergo a review and inspection by the FDA for QSR standards before ADCON-L is approved by the FDA for marketing in the U.S. There can be no assurance as to the timing or extent of such review by the FDA. Further, there can be no assurance that the FDA will declare such facility to be in compliance with QSR requirements.

         The President recently signed into law the Food and Drug Administration Act of 1997 ("FDMA"). This legislation makes changes in the provisions of the FDC Act affecting the regulation of devices, drugs and biological products. With respect to devices, the changes will affect the IDE, 510(k) and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and postmarket surveillance, accredited third party review, and the dissemination of off-label information. The Company cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of the Company's products.

         Regulations of Drugs - United States. Drugs are a category of products that can include biologics, such as vaccines, and prescription or over-the-counter medications. Each of these classes of products is often regulated differently and, therefore, approval requirements, if any, can vary significantly. Before a new drug may be commercially sold in the United States, clinical trials and other tests on the product must be conducted and the results submitted to the appropriate regulatory agencies as part of the approval process. Drug products that the Company may develop are subject to FDA regulation under the FDC Act. Drug products also would be subject to regulation under the Public Health Service Act if they are classified as biologics. The Company believes that its AD and other nervous system disorder products would be regulated as new drugs.

         The steps required before a new drug product may be marketed in the United States include (i) preclinical laboratory and animal tests conducted in accordance with Good Laboratory Practices, (ii) submission to the FDA of an application for an investigational new drug ("IND"), which must become effective before human clinical trials may commence, (iii) well-controlled human clinical trials to establish the safety and efficacy of the new drug product, (iv) submission of a new drug application ("NDA") to the FDA for nonbiological drugs, and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. Approval by the FDA must be obtained for each product and for each indication to be treated with each product. The filing of an NDA and the marketing of approved prescription drugs also requires the payment of certain user fees to the FDA.

         Preclinical tests include formulation development, laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of a product formulation. Preclinical tests are submitted to the FDA as part of the IND. Unless the FDA issues a clinical hold, the IND will become effective 30 days following its receipt by the FDA. There is no certainty that submission of an IND will result in the ability to conduct one phase of a clinical trial or that the lack of the issuance of a clinical hold on one phase of a clinical trial will result in other phases or that the completion of clinical trials will result in FDA approval. Clinical trials may be placed on hold by the FDA at any time for a variety of reasons, particularly if safety concerns exist.

         Clinical trials involving the administration of the investigational drug product to humans typically are conducted in three phases and are subject to specific protocols that are particularly detailed in Phases II and III. Each protocol indicating how the clinical trial will be conducted must be submitted for review to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an IRB and in accordance with informed consent requirement. The IRB considers, among other factors, ethical concerns, informed consent requirements and protection of human subjects. The IRB or the FDA may require changes in a protocol both prior to and after commencement of a trial. There is no assurance that the IRB or the FDA will permit a study to go forward or, once started, to be completed. The FDA's review of a study protocol does not necessarily mean that if the study is successful it will constitute proof of safety or efficacy.

         The three phases of clinical trials are generally conducted sequentially, but they may overlap. Phase I testing generally involves the initial introduction of the drug into humans for testing the safety, side effects, dosage tolerance, metabolism and clinical pharmacology of the drug. In the case of drugs for life-threatening diseases, the initial human testing is generally done in patients rather than in healthy volunteers. Because these patients are already afflicted with the target disease, it is possible that such studies may provide results traditionally obtained in Phase II trials. These trials are referred to as Phase I/II trials. Phase II testing generally involves well-controlled tests in a larger but still limited patient population to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. If a drug is found to be effective in Phase II evaluations, expanded Phase III trials are undertaken to evaluate the overall risks and benefits of the drug in relation to the treated disease in light of other available therapies. Phase III studies can include significant numbers of patients. Phase III clinical studies may be avoided under certain circumstances. For example, under the FDA's expedited approval interim regulations, the FDA may determine that the study is not necessary, especially where no adequate alternative therapy exists, and if the disease under examination is life-threatening or seriously debilitating. The FDA may suspend clinical trials at any time if the patients are believed to be exposed to a significant health risk.

         Reports of results of preclinical studies and clinical trials for nonbiological drugs, such as those likely to be developed by the Company, are submitted to the FDA in the form of an NDA for approval for marketing and commercial shipment. The NDA also includes information pertaining to the preparation of drug substances, analytical methods, drug product formulation, details on the manufacture of finished product as well as proposed product packaging and labeling. Submission of an NDA does not assure FDA approval for marketing. The application review process generally takes one to three years to complete, although reviews of treatments for cancer and other severely debilitating or life-threatening diseases may be accelerated. However, the process may take substantially longer if, among other things, the FDA has questions or concerns about the safety and/or efficacy of a product. No assurance exists that the Company's drug products will qualify for expedited or accelerated review procedures.

         In general, the FDA traditionally has required at least two adequate and well-controlled clinical studies demonstrating efficacy with sufficient levels of statistical assurance. The recently enacted FDMA now allows the consideration of one such study. However, additional information may be required. For example, the FDA also may require long-term toxicity studies or other studies relating to product safety or efficacy. Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval. Finally, the FDA may require additional clinical tests following NDA approval to confirm safety and efficacy (Phase IV clinical tests). Less extensive approval requirements can apply to generic and other types of drugs, but no assurance exists that the Company's AD and other nervous system disorder products, or any other drug products which the Company may develop, will qualify for such abbreviated requirements.

         Prospective manufacturers must also conform to the GMP requirements, permit FDA inspection, and register and list drug products with the FDA. In complying with GMP, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality assurance to ensure that the product meets applicable specifications and other requirements. Failure to comply subjects the manufacturer to possible FDA action, such as the suspension of manufacturing, seizure of the product or voluntary recall of the product.

         The product testing and approval process is likely to take a substantial number of years and involves the expenditure of substantial resources. The FDA also may require postmarket testing and surveillance to monitor the use of the product and continued compliance with regulatory requirements. Upon approval, a drug only may be marketed for the approved indications in the approved dosage forms and at the approved dosages. Adverse experiences with the product must be reported to the FDA. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems concerning safety or efficacy of the product occur following approval.

         Foreign manufacturers of drug products intended for importation into the United States also must comply with the GMP and are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

         Other Regulation. The advertising of FDA-regulated products may be subject to Federal Trade Commission jurisdiction. The Company also is subject to regulations by the Occupational Safety and Health Administration and by the U.S. Environmental

Protection Agency under such statutes as the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other laws. Various states and other foreign governments often have comparable health and environmental laws.

         Foreign Regulation. The Company is subject in many countries to regulatory requirements concerning drugs and devices and relating to human clinical trials, marketing approvals and product testing.

         For medical devices, from January 1, 1995, member countries of the European Union are required to put in effect the Medical Devices Directive ("MDD"). This new legislation includes, among others, requirements with respect to the design, safety, performance and manufacture of products. Under the system established by the MDD, all medical devices other than active implants and in vitro diagnostic products must qualify for CE Marking by June 14, 1998. During the transitional period (from January 1, 1995 to June 14, 1998) medical devices can be placed on the market and put into service if they comply with the requirements of the MDD or national requirements that were in force on December 31, 1994.

         In order to qualify for CE Marking, the manufacturer must comply with the Essential Requirements of the MDD. These relate to safety and performance. In order to demonstrate compliance with these requirements of the MDD, the manufacturer must undergo conformity assessment which depends on the class of the product. The Company has chosen as its conformity assessment EC type-examination of the product by a Notified Body and assessment of the manufacturer's quality system used in production by a Notified Body. The Notified Body chosen by the Company is a Dutch non-governmental entity which, after an accreditation proceeding, has been notified by the Dutch Competent Authority to the European Commission that it may carry out conformity assessment tasks under the MDD. Once all the necessary conformity assessment tasks have been completed to the satisfaction of the Notified Body and the manufacturer is convinced that it is in full compliance with the MDD, CE Marking may be affixed on the products concerned.

         Although member countries must accept for marketing medical devices bearing a CE Marking without imposing further requirements related to product safety and performance, each country may require the use of its own language on labels and instructions for use. National Competent Authorities, who are required to enforce compliance with the requirements of the MDD, can restrict, prohibit and recall CE Marked products if they are considered to be unsafe. Such a decision must be confirmed by the European Commission in order to be valid. Member countries can impose additional requirements as long as they do not violate the MDD or constitute technical barriers to trade. There can be no assurances, however, that member countries will continue to recognize the restrictions on such countries to impose additional requirements for CE Marked products.

         Within the European Union, premarket compliance for devices must be supported by clinical data of a type and extent set out by European Union directives, standards as interpreted by Competent Authorities and Notified Bodies. The regulatory compliance process for the commencement of clinical trials varies currently from country to country. To the extent possible, the Company's clinical trials are designed to develop a regulatory package sufficient for multi-country European Union approval without the need to duplicate clinical trials for individual country approvals.

         The new post-1994 regimes for medical devices are based on directives. Devices will be subject to, in addition to other future European Union or other countries legislation, continued national regulation on pricing and reimbursement, which may vary from country to country. Certain other requirements such as clinical investigations and post marketing surveillance, will probably be subject to significant variation among countries. The regulation of drugs in the European Union is subject to a separate and different regulatory framework which requires, among other things, premarket approval by the applicable regulatory agencies before sale of such products.


PATENTS, TRADEMARKS AND TRADE SECRETS

         Proprietary protection for the Company's product candidates, processes and know-how is important to the Company's business. The Company's policy is to file patent applications to protect technology, inventions and improvements that are considered important to the development of its business. The Company also relies upon trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. The Company plans to aggressively prosecute and defend its patents and proprietary technology.

         The Company owns three issued U.S. patents, three pending U.S. patent applications, and corresponding foreign patent applications relating to its ADCON products. The three U.S. patents cover compositions included in the ADCON products and the methods for their use. The Company is pursuing claims covering compositions and methods related to those covered in the above-mentioned three issued patents in its three pending U.S. patent applications.

         The Company has been approached by a company regarding two issued patents which are exclusively licensed to such company by a university, which the company has alleged are infringed by the ADCON family of products. There can be no assurance that such allegations will not result in the filing of a lawsuit charging the Company with infringement. The Company could incur substantial costs and diversion of management resources with respect to the defense of any such lawsuit, which costs and diversion could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Further, there can be no assurance that infringement of these two patents will not be found to exist, that the Company will not be enjoined from making, using and selling its ADCON products, or that the Company will not be ordered to pay damages that would have a material adverse effect on the Company's ability to conduct its business. Moreover, there can be no assurance that the sublicense under the patents, if necessary, will be available on reasonable terms, if at all.

         As a result of allegations made by Dr. Jerry Silver, an employee of Case Western Reserve University ("CWRU"), and CWRU, that Dr. Silver is a co-inventor of the Company's issued U.S. Patent No. 5,605,938, which is one of the Company's three issued patents relating to its ADCON technology, and which covers certain of the Company's ADCON products, the Company filed a civil action in the United States District Court for the Northern District of Ohio, Eastern Division, entitled Gliatech Inc. v. Dr. Jerry Silver and Case Western Reserve University, Civil Action No. 1:97CV 2306, requesting, inter alia, a declaration that Dr. Silver is not a co-inventor of the patent. On March 17, 1998, the suit was dismissed pursuant to the terms and conditions of a Settlement Agreement, effective as of February 20, 1998 by and among the Company, Jerry Silver and CWRU.

         A U.S. patent application, filed solely by the Company, has been issued covering the composition of a matter for a different series of synthetic H3 receptor antagonist compounds. Several additional U.S. patent applications and their corresponding foreign applications for an additional series of H3 receptor antagonist and one series of H3 receptor antagonist compounds, their methods of medical use and pharmaceutical compositions, are pending. No assurance can be given that any claims relating to these products and methods will be issued.

         The Company is prosecuting its patent applications with the U.S. Patent and Trademark Office but the Company does not know whether any of its applications will result in the issuance of any patents or, if any patents are issued, whether any issued patent will provide significant proprietary protection or will be circumvented or invalidated. During the course of patent prosecution, patent applications are evaluated, inter alia, for utility, novelty, nonobviousness and enablement. The U.S. Patent and Trademark Office may require that the claims of an initially filed patent application be amended if it is determined that the scope of the claims includes subject matter that is not useful, novel, nonobvious or enabled. Furthermore, in certain instances, the practice of a patentable invention may require a license from the holder of dominant patent rights. In cases where one party believes that it has a claim to an invention covered by a patent application or patent of a second party, the first party may institute an interference proceeding in the U.S. Patent and Trademark Office or such a proceeding may otherwise be declared by the Patent and Trademark Office. In general, in an interference proceeding, the Patent and Trademark Office would review the competing patents and/or patent applications to determine the validity of the competing claims, including but not limited to determining priority of invention. Any such determination would be subject to appeal in the appropriate U.S. federal courts.

         There can be no assurance that additional patents will be obtained by the Company or that issued patents will provide substantial protection or be of commercial benefit to the Company. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate without infringing the patent rights of others. A patent could be challenged by litigation and, if the outcome of such litigation were adverse to the patent holder, competitors could be free to use the subject matter covered by the patent, or the patent holder may license the technology to others in settlement of such litigation. The invalidation of key patents owned by or licensed to the Company or non-approval of pending patent applications could create increased competition, with potential adverse effects on the Company and its business prospects. In addition, there can be no assurance that any patents on, or applications of, the Company's technology will not infringe patents or proprietary rights of others or that licenses that might be required as a result of such infringement for the Company's processes or products would be available on commercially reasonable terms, if at all.

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

         The patent position of biotechnology and biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology and biopharmaceutical patents. Accordingly, there can be no assurance that patent applications owned or licensed by the Company will result in patents being issued or that the patents will afford protection against competitors with similar technology.

        The Company also attempts to protect its proprietary compounds, products and processes by relying on trade secret laws, and on non-disclosure and confidentiality agreements. The Company requires its employees, consultants, outside scientific collaborators and sponsored researchers, and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements generally provide that all confidential information developed or made known to the individual during the course of the relationships is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that any inventions conceived by the individual within the scope of his employment shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for any of the Company's trade secrets in the event of unauthorized use or disclosure of such information.

         The medical device and healthcare industries have been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of invention. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party, including any litigation that may arise against the Company as described in "Item 3: Legal Proceedings" below, could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties or prevent the Company from marketing its products in certain areas, or at all. Although patent and intellectual property disputes regarding medical devices have often been settled through licensing or similar arrangements, such settlements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that the necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from marketing its products, which would have a material adverse effect on the Company's business, prospects, financial condition and results of operation.


EMPLOYEES

         As of December 31, 1997, the Company had 62 full-time employees, 21 of whom hold a Ph.D. or M.D. degree; 40 employees are engaged in, or directly support, research and development; 11 employees are engaged in the sales and marketing of the ADCON family of products and the remaining employees perform executive or administrative functions.


ITEM 2. PROPERTIES.

         The Company's personnel conduct the Company's operations at a 50,925 square foot leased facility in Beachwood, Ohio, a suburb of Cleveland which expires on December 31, 2001. The Company currently subleases a 4,600 square foot portion of this space. Although the Company believes its current facilities are adequate for its existing product development programs, it is exploring possible alternative sites for its operations; however, no definitive plans have been made as of the date hereof.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is currently subject to the following claims:

         A complaint was filed by Patti Palazola, a participant in a clinical trial for ADCON-L, and her husband, Walter James Palazola, against Semmes-Murphy Clinic and the Company on March 14, 1997 in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis alleging, among other things, negligence and loss of consortium. The complaint sought damages in the amount of $2.5 million. The complaint alleged that the participant in the clinical trial underwent back surgery and subsequently developed an infection. On March 19, 1998, the suit was dismissed pursuant to the terms of the Full, Final and Complete Release, Settlement, Confidentiality and Indemnity Agreement, effective as of March 11, 1998 by and among the Company, Patti and Walter Palazola and certain other released parties.

         A complaint was filed by the Company on September 8, 1997 in the United States District Court Northern District of Ohio, Eastern Division ("Court") against Dr. Jerry Silver and CWRU , requesting the Court to confirm that there was no error in the omission of Dr. Silver as a named inventor of the Company's United States Patent No. 5,605,938. The complaint was filed in response to repeated statements to the Company and the general public made by Dr. Silver and CWRU alleging that the inventorship of the patent was in error because Dr. Silver was not named. The complaint did not seek monetary damages. On March 17, 1998, the suit was dismissed pursuant to the terms and conditions of the Settlement Agreement, effective as of February 20, 1998, by and among the Company, CWRU and Dr. Silver.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1997.


ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

         The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

         THOMAS O. OESTERLING, PH.D. Dr. Oesterling has served as President, Chief Executive Officer and a Director of the Company since June 1989. From 1984 to 1986, he was Senior Vice President Research and Development of Collaborative Research, Inc., a manufacturer of diagnostic reagents for genetic research and testing, and from 1986 to 1989, he was President. Prior to 1984, Dr. Oesterling had 18 years of experience in pharmaceutical and medical management and research and development for the Upjohn Company, Johnson & Johnson, and Mallinckrodt Inc. Dr. Oesterling received his Ph.D. in Pharmaceutical Chemistry from The Ohio State University. Dr. Oesterling is 60 years old.

         RODNEY E. DAUSCH. Rodney E. Dausch joined the Company as Vice President and Chief Financial Officer in March 1995. In August 1995, Mr. Dausch was elected Secretary of the Company. Prior to joining the Company and since February 1994, Mr. Dausch was Vice President of Finance and Administration of Oncologix, Inc., a biopharmaceutical company. From May 1987 to January 1994, he was Vice President of Finance and Administration of Oncor, Inc., a manufacturer of diagnostic products for detection of cancer diseases. Prior to 1987 he held the position of Vice President of Finance and Administration with CPM Group, Inc. and Bethesda Research Laboratories, Inc. Mr. Dausch holds a B.S. in Accounting from Loyola College and is a Certified Public Accountant in the State of Maryland. Mr. Dausch is 53 years old.

         JON D. SCHOELER. Jon D. Schoeler has served as Vice President, Worldwide Sales and Marketing since July 1996. Prior to joining the Company, and since August 1995, Mr. Schoeler was Director, Worldwide Sales and Marketing at St. Jude Medical, a biopharmaceutical company. From January 1991 to January 1995, he was Vice President of Sales and Marketing of American Cyanamid, a manufacturer of medical devices. Mr. Schoeler is 48 years old.

         MICHAEL A. ZUPON, PH.D. Dr. Zupon has served as Vice President, Product Development and Operations since June 1993. Prior to joining the Company, Dr. Zupon had 12 years of experience in a variety of product development positions at Schering-Plough Corporation, a pharmaceutical company, most recently as Director, Drug Delivery and Technology Assessment from January 1991 to June 1993 and as Director, Pharmaceutical Process Development from April 1988 to January 1991. Dr. Zupon received his Bachelor of Science and Ph.D. degrees from the University of Utah College of Pharmacy and also received a Master of Business Administration degree from the University of Utah Graduate School of Business. Dr. Zupon is 43 years old.

                                     PART II

ITEM 5(a)  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                                 DIVIDEND POLICY

         The Company has never paid any cash dividends on its capital stock and does not anticipate paying any in the foreseeable future. The payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.


                           PRICE RANGE OF COMMON STOCK

         The Company's Common Stock commenced trading on the Nasdaq National Market under the symbol "GLIA" on October 17, 1995. The table below sets forth for the quarterly periods indicated the high and low bid prices for the Company's Common Stock as reported on the Nasdaq National Market.



                                                HIGH                   LOW
                                                ----                   ---
FISCAL 1997
         Fourth Quarter.......................   $14                  $7 5/8
         Third Quarter........................   $12 1/8              $7 3/4
         Second Quarter.......................   $10 1/4              $7 5/8
         First Quarter........................   $14 3/8              $7 11/16

FISCAL 1996
         Fourth Quarter.......................   $10 1/8              $7 3/4
         Third Quarter........................   $10 3/4              $7 1/2
         Second Quarter.......................   $15 1/8              $10
         First Quarter........................   $16 5/8              $8


         As of the close of business on March 20, 1998, the price of the Common Stock of the Company was $10.25 per share and there were approximately 267 stockholders of record for the Common Stock of the Company.


ITEM 5(b)  CHANGE IN USE OF PROCEEDS

         The Company registered 2,300,000 shares of Common Stock in connection with its initial public offering on a Registration Statement on Form S-1, which went effective on October 18, 1995. The data below reflects the use of proceeds from such offering to the date of this Annual Report on Form 10-Q. All such proceeds were directly or indirectly paid to others pursuant to Rule 701(f)(4)(vii):


         Construction..................................................0
         Machinery and Equipment.......................................0
         Real Estate...................................................0
         Acquisition...................................................0
         Repayment of debt.............................................0
         Working Capital...............................................0
         Temporary Investments (specify):
                        Commercial Paper.......................6,024,000
                        Corporate Bonds........................4,658,000
                        Other Short-Term Investments.............860,000



         Other:
                        Clinical Trials........................1,916,600
                        Research and Development...............4,204,600
                        Sales and Marketing....................1,983,800


ITEM 6.   SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (In thousands, except share and per share data)

         The following selected consolidated financial data of the Company for the years ended December 31, 1993 through 1997 are derived from the consolidated financial statements of the Company. The information presented below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.


                                                             YEAR ENDED DECEMBER 31,                INCEPTION TO
                                                             -----------------------                DECEMBER 31,
                                                1993       1994        1995        1996       1997        1997
                                                ----       ----        ----        ----       ----        ----

STATEMENT OF OPERATIONS DATA:
REVENUES
Research contracts and licensing fees          $    0    $   918    $  2,217    $  2,855   $  2,954    $  8,943
Product sales                                       0         86         182         901      1,536       2,706
Government grants                                 302        141         255         122        410       1,501
                                              -------    -------    --------    --------   --------   ---------
     Total revenues                               302      1,145       2,654       3,878     $4,900     $13,150
OPERATING COSTS AND EXPENSES
Research and development                        4,441      4,600       5,107       6,120      6,952      33,998
Selling, general and administrative             1,674      2,365       2,599       4,070      4,401      18,580
Depreciation and amortization                     312        272         170         166        293       1,738
Cost of product sales                            ---          58         123         342        614       1,136
                                              -------    -------    --------    --------   --------   ---------
     Total operating costs and
         expenses                               6,427      7,295       7,999      10,698     12,260      55,452
                                              -------    -------    --------    --------   --------   ---------

Loss from operations                           (6,125)    (6,150)     (5,345)     (6,820)    (7,360)    (42,302)
Settlement of claim                                                                          (2,025)     (2,025)
Interest income, net                              211         98         360       1,120        824       3,252
                                              -------    -------    --------    --------   --------   ---------

NET LOSS                                      $(5,914)   $(6,052)   $ (4,985)   $ (5,700)  $ (8,561)  $ (41,075)
                                              =======    =======    ========    ========   =========  =========

Basic and diluted net loss per common share              $(35.14)   $ (3.28)   $  (0.78)  $  (1.16)
                                                         ========   ========    ========  =========

Shares used for purposes of computing basic
     and diluted net loss per common share               172,244   1,518,955   7,313,230  7,354,124
                                                      ==========   =========   =========  =========


                                                         DECEMBER 31,
                                          ------------------------------------------------------------
                                            1993         1994         1995         1996         1997
                                          --------     --------     --------     --------     --------
                                                                (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
     investments                         $  4,321     $  4,671     $ 23,023     $ 17,996     $ 11,542
Working capital                             2,860        1,511       21,762       15,821        9,370
Total assets                                6,148        6,716       25,346       20,804       14,805
Deficit accumulated during the
     development stage                    (16,716)     (22,768)     (27,754)     (33,454)     (42,014)
Total stockholders' equity               $  4,177     $  3,122     $ 23,182     $ 17,627     $ 11,440



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Since commencing operations in 1988, the Company has been a development stage company. The Company is engaged in research, development and commercialization of the ADCON family of products, which are proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit surgical scarring and adhesions. Based on European pivotal clinical studies and other compliance efforts and submission of data, the Company obtained regulatory clearance to affix CE Marking on ADCON-L and ADCON-T/N in August 1995 and January 1996, respectively, thereby allowing ADCON-L and ADCON-T/N to be marketed in the 19 European Union countries which recognize CE Marking for lumbar disc surgery and tendon and peripheral nerve surgeries, respectively. The Company is currently marketing ADCON-L and ADCON-T/N through independent medical device distributors in 29 countries outside the U.S., including the major countries in the European Union pursuant to its CE Marking. In addition, the Company signed a development and exclusive license agreement in December 1996 with Chugai for the sale of ADCON-L and ADCON-T/N in Japan. Further, the Company is pursuing the development of small molecule drug candidates for the treatment of several nervous system disorders, including ADHD, sleep disorders, anxiety and AD. In October 1994, the Company entered into a strategic alliance with Janssen to collaborate on the discovery and development of therapeutic models to treat AD. In September 1995, the scope of the alliance was expanded and the current arrangement extends through October 1998. Since inception, the Company's revenues have been derived primarily from contract research payments relating to its strategic alliance with Janssen. The Company has also received revenues from product sales of ADCON-L and ADCON-T/N as well as from various government grants awarded to the Company. The Company anticipates that a significant portion of revenue from product sales will be derived from its ADCON family of products, primarily ADCON-L.

         The Company is a development stage company that has not generated any material revenues from operations. As a result, the Company has had net operating losses since its inception and expects such losses to continue unless and until such time as revenues are sufficient to fund its current operations. The Company has accumulated a deficit of $42.0 million for the period from inception of operations (August 31, 1988) through December 31, 1997. The Company expects to continue to incur a loss over at least the next several years and the amount of future net losses and time required by the Company to reach profitability are uncertain.


RESULTS OF OPERATIONS

   Years ended December 31, 1997 and 1996

         Revenues. Total revenues increased approximately 26.4% to $4.9 million in 1997 from $3.9 million in 1996. The increase in total revenues is primarily a result of a 70.5% increase in product sales to $1.5 million in 1997 from $901,000 in 1996. This increase in product sales primarily resulted from increased sales of the Company's ADCON-L and ADCON-T/N products in certain European countries, as well as other countries outside the U.S. In addition, research contract revenues increased slightly to $3.0 million in 1997 from $2.9 million in 1996. These research contract revenues were from the Company's research contract with Janssen.

         The Company's government-funded grant revenues increased to $410,000 in 1997 from $122,000 in 1996. This increase was the result of a higher level of government funded revenues primarily due to the award in February 1997 of a Phase II Small Business Innovation Research ("SBIR") Program two year grant from the National Institute of Neurological Disorders and Stroke ("NINDS") for research to evaluate the histamine H3 receptor antagonists to treat ADHD. In addition, in the fourth quarter of 1997, the Company was awarded two $100,000 Phase I SBIR Program grants: (i) from NINDS for research to evaluate the molecular characterization of the histamine receptor subtype and (ii) from the National Institute of Nursing Research ("NINR") for research to evaluate the inhibition of postoperative gynecological adhesions.

         Operating Costs and Expenses. Total operating expenses increased by approximately 14.6%, to $12.3 million in 1997 compared to $10.7 million in 1996. Cost of products sold increased to $614,000 in 1997 compared to $342,000 in 1996 and increased as a percentage of product sales in 1997 to 40.0% from 37.9% in 1996. This increase was primarily due to slightly increased manufacturing overhead costs which were added in anticipation of larger planned production volumes which were not obtained in 1997.

         Research and development expenses increased by approximately 13.6% to $7.0 million in 1997 from $6.1 million in 1996. This increase was primarily due to: (i) increased research contract expenses and purchases of materials for preclinical and animal toxicology studies for the lead compound which is being developed by the Company for the treatment of ADHD; (ii) increased staffing and clinical consulting costs associated with the Premarket Approval Application filed with the FDA for ADCON-L; (iii) increased costs associated with the development of a new delivery system for ADCON-L and (iv) increased staffing and clinical research costs associated with preclinical and clinical development of ADCON-P.

         Selling, general and administrative expenses increased 8.1% to $4.4 million in 1997, compared to $4.1 million in 1996. The increase was primarily due to increases in expenses resulting from Gliatech's sales and marketing efforts for ADCON-L and ADCON-T/N in certain European markets and other selected countries outside of the U.S.

         Depreciation and amortization expense was $293,000 in 1997 compared to $166,000 in 1996. The increase was primarily due to increased amortization resulting from leasehold improvements made in 1997 and 1996.

         Other Income and Expenses. Net interest income decreased 26.4% to $824,000 in 1997 from $1.1 million in 1996. This decrease was due to lower cash and cash equivalents and short-term investment balances throughout 1997 as compared to 1996.

         In the fourth quarter of 1997, the Company incurred a one-time non-cash charge of $2.0 million relating to the Company's settlement of a claim involving the Company. See "Item 3: Legal Proceedings" and Note K to the Notes to Consolidated Financial Statements included herein.

         Net Loss. Gliatech's net loss increased 50.2% to $8.6 million in 1997, compared to $5.7 million in 1996. The net loss, excluding a one-time non-cash charge of $2.0 million for settlement of the litigation, increased 14.7% to $6.5 million in 1997 from $5.7 million in 1996. The increase in net loss is a result of increased total expenses, which were slightly offset by increased revenues as discussed above. The net loss per share was $1.16 in 1997, compared to $0.78 in 1996 and, excluding the one-time non-cash charge for settlement of the litigation, $0.89 in 1997, compared to $0.78 in 1996.

   Years ended December 31, 1996 and 1995

         Revenues. Total revenues increased approximately 46.1% to $3.9 million in 1996 from $2.7 million in 1995. The increase in total revenues is primarily an increase in product sales to $901,000 in 1996 from $182,000 in 1995. The increase in product sales in 1996 resulted from sales of the Company's ADCON-L and ADCON-T/N products in certain European countries, as well as Australia and New Zealand.

         The Company had research contract revenues in 1996 of $2.9 million from its research contract with Janssen compared to research revenues of $2.2 million in 1995. In September 1995, the Company entered into an addendum to the Janssen Agreement in order to expand the scope of the collaboration with Janssen on AD to include research and development relating to inhibitors of complement activation. This addendum to the Janssen Agreement added approximately $875,000 to research contract revenues in 1996 and $290,000 to research contract revenues in 1995. Under the terms of the expanded agreement, Janssen increased its research funding and milestone payments by 50% beginning in September 1995.

         The Company's government-funded research grant revenues were $122,000 in 1996 and $255,000 in 1995. The level of grant revenues was a direct result of the number of government-funded research grants awarded the Company in each year.

         Operating Costs and Expenses. Total operating expenses were $10.7 million in 1996 compared to $8.0 million in 1995. Cost of products sold increased 178.6% to $342,000 in 1996 from $123,000 in 1995. The increase in cost of products sold was due primarily to the increases in product sales for the corresponding period. However, cost of products sold decreased as a percentage of product sales in 1996 to 37.9% from 67.3% in 1995. This decrease was primarily due to improved absorption of manufacturing overhead costs as a result of increased production volumes in 1996. In both periods, cost of products sold included costs associated with the start-up of manufacturing processes with European Medical Contract Manufacturing ("EMCM"), a third party manufacturer of ADCON-L and ADCON-T/N.

         Expenses for research and development increased 19.8% to $6.1 million in 1996 from $5.1 million in 1995. This increase was due primarily to increased staffing and clinical contract expenses resulting from the initiation of pivotal clinical trials in the U.S. for both ADCON-L and ADCON-T/N beginning in the fourth quarter of 1995 and continuing throughout 1996. Additionally, the increase is a result of additions in staffing and purchases of laboratory supplies and services relating to increased research activities beginning in the first quarter of 1996 with respect to AD and Cognition Modulation programs as well as write-offs of costs associated with patents which were abandoned due to changes in the technology pursuits of the Company. Increased expenses associated with the Company's AD program are funded under the Company's research agreement with Janssen.

         Selling, general and administrative expenses increased 56.6% to $4.1 million in 1996 from $2.6 million in 1995. This increase was primarily due to an increase in sales and marketing expenses as the Company continued to expand its sales and marketing efforts for its ADCON-L and ADCON-T/N products in Europe and in other countries outside the U.S. Additionally, the Company incurred increased general and administrative expenses of $230,000 in 1996 associated with the filing of a registration statement with the U.S. Securities and Exchange Commission for an offering of Common Stock which was subsequently withdrawn due to unfavorable market conditions. The Company also incurred increased general and administrative expenses in 1996 associated with its first full year of reporting as a publicly traded company.

         Depreciation and amortization expense was $166,000 in 1996 compared to $170,000 in 1995. This expense decreased because several Company assets had become fully depreciated.

         Other Income and Expenses. Net interest income increased 211.2% to $1.1 million in 1996 from $360,000 in 1995. The increase in 1996 was due primarily to the interest earned on the cash received on the October 1995 initial public offering of Common Stock. In addition, interest expense decreased in both periods as the Company paid down its line of credit and fully repaid its capital leases.

         Net Loss. The Company's net loss increased 14.3% to $5.7 million in 1996, compared to $5.0 million in 1995. The increase in net loss is a result of increased total expenses, which were slightly offset by increased revenues as discussed above. The net loss per share was $0.78 in 1996, compared to $3.28 in 1995.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through the private placement and public offering of its equity securities, research contract licensing fees, and, to a lesser extent, through federally-sponsored research grants. Since its inception, the Company has received $49.3 million in net proceeds from equity financings. In addition, from its inception through December 31, 1997, the Company has recognized revenue of $8.9 million from its research agreement with Janssen, $2.7 million from product sales and $1.5 million from several federally-sponsored research grants. The Company has also established a $1.5 million line of credit with a bank, secured by certain assets of the Company. As of December 31, 1997, the Company had no borrowings against the line of credit.

         In order to preserve principal and maintain liquidity, the Company's funds are invested in commercial paper and other short-term investments. As of December 31, 1997 and December 31, 1996, the Company's cash and cash equivalents and short-term investments totaled $11.5 million and $18.0 million, respectively. The Company expects that its existing capital resources, and interest earned thereon, will enable the Company to maintain its current and planned operations at least through mid-1999. The Company may need to raise substantial additional capital to fund its operations prior to such time. The Company's future capital requirements will depend on, and could increase as a result of many factors, including, but not limited to, the costs for commercialization of ADCON-L, the commercial success of its ADCON family of products, the progress of the Company's research and development, including the costs related to its Cognition Modulation and AD programs, the scope, timing and results of preclinical studies and clinical trials, the cost and timing of obtaining regulatory approvals, its success in obtaining the strategic alliances required to fund certain of its programs, the rate of technological advances, determinations as to the commercial potential of certain of the Company's product candidates, the status of competitive products and the establishment of additional manufacturing capacity.

         In 1996 and 1995, the Company received revenues from two Phase I SBIR grants for up to $100,000 each from the NINDS division of the National Institute of Health relating to the development of histamine H3 receptor agents. In February 1997, the Company was awarded a Phase II SBIR Program grant from the NINDS for research evaluating histamine H3 receptor antagonists to treat ADHD. The grant has a two-year term and may provide as much as $750,000 in funding. If the Company is successful in other Phase I research, additional Phase II awards may be sought for funding to aid in further development of pharmaceutical compounds, however, there is no assurance that such Phase I research will be successful or that additional funding will be obtained. In addition, in the fourth quarter of 1997, the Company was awarded two Phase I SBIR grants for up to $100,000 each from the NINDS and the NINR divisions of the National Institute of Health.

         The Company does not expect to generate a positive cash flow from operations for several years due to the substantial costs for commercialization of its ADCON family of products, additional research and development costs for ADCON-A, ADCON-I and ADCON-C and for costs related to its Cognition Modulation and AD programs, preclinical testing, clinical trials and operating expenses associated with supporting such activities.

         The Company may raise additional funds through additional equity or debt financing, government grants, further corporate alliances, collaborative relationships, or otherwise. The Company may engage in these capital raising activities even if it does not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to the Company or, if available, that it will be on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to existing shareholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research, development or clinical trials. If the Company seeks to obtain funds through arrangements with collaborative partners or others, such partners may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

         Net Operating Loss Carryforwards. As of December 31, 1997, the Company has available for federal income tax purposes net operating loss carryforwards of approximately $17.5 million and research and development credit carryforwards of approximately $2.2 million. These carryforwards expire at various dates between 2003 and 2012. The Company has offset the tax benefit of the net operating loss and tax credit carryforwards with a valuation allowance as realization of the benefit is not assured. Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss and research and development tax credit carryforwards for tax purposes may be subject to an annual limitation if a cumulative change in ownership of more than 50% occurs over a three- year period. The future issuance of securities by the Company and/or sales of securities by the Company's principal stockholders could result in such a change in ownership. See Note F of Notes to Consolidated Financial Statements included herein.

         Year 2000. The Company has conducted a review of its information systems to identify any issues that could be affected by the year 2000. Although the Company believes that its information systems are able to process year and date information beyond the year 1999, the Company is unable to determine the extent to which year 2000 issues will affect its independent distributors or EMCM in tracking sales, orders or shipments of the Company's devices or drugs, as the case may be. Any interruption in the manufacturing or marketing of the Company's products could have a material adverse effect on the Company's business, prospects, financial condition or results of operations.

         Forward-looking Statements. Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements." When used in this Report, the words "believes," "anticipates," "expects," "intends" and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be different from expectations expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the uncertainty of final regulatory approvals of the PMA application for ADCON-L, including the timing and content of decisions made by the FDA, commercial uncertainty of market acceptance of the Company's ADCON family of products, delays in product development of other ADCON products, uncertainty due to the early stage of development for the therapeutic programs, the possible need for additional funding, the ability of the Company to establish and maintain collaborative arrangements with others, the potential market size for ADCON products, the ability to renew research collaborations, the productivity of distributors of the ADCON products, shortages of supply of ADCON products from the Company's sole manufacturer, the lack of supply of raw materials for the Company's products, uncertainty of future profitability, uncertainties related to the Company's proprietary rights in its products, the loss of key management personnel, and technological change. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of other assumptions, risks, uncertainties, general economic and business conditions, and the business opportunities (or lack thereof) that may be presented to and pursued by the Company. Prospective investors are cautioned that any such statements are not guaranteed of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. The accompanying information contained in this Annual Report on Form 10-K, including, without limitation, the information set forth in this section and under "Item 1: Business," identifies important factors that could cause such differences.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Index to Financial Statements

        Report of Independent Auditors.

        Consolidated Balance Sheets at December 31, 1996 and 1997.

        Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997 and for the period from inception of operations (August 31, 1988) through December 31, 1997.

        Consolidated Statements of Changes in Stockholders' Equity for the period from inception of operations (August 31, 1988) through December 31, 1988 and for the years ended December 31, 1989, 1990, 1991, 1992,
        1993, 1994, 1995, 1996 and 1997.

        Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997 and for the period from inception of operations (August 31, 1988) through December 31, 1997.


        Notes to Consolidated Financial Statements.

        Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore are omitted.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
Gliatech Inc.


We have audited the accompanying consolidated balance sheets of Gliatech Inc. and Subsidiaries (a development stage enterprise) as of December 31, 1996 and 1997, and the consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997, and for the period from inception of operations (August 31, 1988) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gliatech Inc. and Subsidiaries at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, and for the period from inception of operations (August 31, 1988) through December 31, 1997, in conformity with generally accepted accounting principles.


                                                        /s/ Ernst & Young LLP


Cleveland, Ohio
March 10, 1998
                                      21

                         Gliatech Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheets


                                                      DECEMBER 31

                                                1996                 1997
                                         --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents             $ 9,120,547          $ 5,601,398
   Short-term investments                  8,875,222            5,940,476
   Accounts receivable                       331,157              544,051
   Government grants receivable                7,290              207,080
   Inventories                               387,118              164,078
   Prepaid expenses and other                277,276              278,714
                                         --------------------------------
Total current assets                      18,998,610           12,735,797

Property and equipment, net                1,129,671            1,277,519

Other assets, net                            675,959              792,072





                                         --------------------------------

TOTAL ASSETS                             $20,804,240          $14,805,388
                                         =================================


                                                                                         DECEMBER 31
                                                                                  1996                   1997
                                                                          -----------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
   Accounts payable and other accrued expenses                            $  1,369,583           $  1,686,356
   Accrued compensation                                                        204,328                179,018
   Accrued clinical trial costs                                                796,861                690,885
   Deferred research contract revenue                                          806,359                809,359
                                                                          -----------------------------------
Total current liabilities                                                    3,177,131              3,365,618

Stockholders' equity:
   Common Stock, $.01 par value:
     Authorized shares--30,000,000 at December 31, 1996 and 1997;

       Issued and outstanding shares--7,320,089 at December 31,
       1996 and 7,401,273 at December 31, 1997
                                                                                73,201                 74,013
   Additional paid-in capital                                               51,007,673             53,379,810
   Deficit accumulated during the development stage                        (33,453,765)           (42,014,053)
                                                                          -----------------------------------
Total stockholders' equity                                                  17,627,109             11,439,770
                                                                          -----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 20,804,240           $ 14,805,388
                                                                          ===================================


See notes to consolidated financial statements.

                         Gliatech Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations


                                                                                                   PERIOD FROM
                                                                                                   INCEPTION OF
                                                                                                    OPERATIONS
                                                                                                (AUGUST 31, 1988)
                                                                                                     THROUGH
                                                         YEAR ENDED DECEMBER 31                    DECEMBER 31,
                                                       1995             1996             1997        1997
                                              ----------------------------------------------------------------
REVENUES
Research contracts and licensing fees          $  2,216,668     $  2,854,860     $  2,954,000     $  8,943,219
Product sales                                       182,233          900,932        1,536,440        2,705,945
Government grants                                   254,705          122,183          410,333        1,500,715
                                              ----------------------------------------------------------------
Total revenues                                    2,653,606        3,877,975        4,900,773       13,149,879
OPERATING COSTS AND EXPENSES
Research and development                          5,107,154        6,119,533        6,952,247       33,998,319
Selling, general and administrative               2,599,290        4,070,173        4,400,535       18,579,630
Depreciation and amortization                       170,395          166,411          292,746        1,737,535
Cost of product sales                               122,589          341,534          614,424        1,136,395
                                              ----------------------------------------------------------------
Total operating costs and expenses                7,999,428       10,697,651       12,259,952       55,451,879
                                              ----------------------------------------------------------------

Loss from operations                             (5,345,822)      (6,819,676)      (7,359,179)     (42,302,000)
Settlement of claim                                                                (2,025,000)      (2,025,000)
Interest income, net                                359,961        1,120,121          823,891        3,251,969
                                              ----------------------------------------------------------------

NET LOSS                                       $ (4,985,861)    $ (5,699,555)    $ (8,560,288)    $(41,075,031)
                                              ================================================================

Basic and diluted net loss per common share    $      (3.28)    $      (0.78)    $      (1.16)
                                              =================================================
Shares used for purposes of computing basic
   and diluted net loss per common share          1,518,955        7,313,230        7,354,124
                                              =================================================


See notes to consolidated financial statements.

                         Gliatech Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity



                                         Convertible Preferred            Convertible Class A
                                                 Stock                       Common Stock                  Common Stock
                                       --------------------------- ------------------------------------------------------------
                                         Number of                  Number of               Contra     Number of
                                          Shares      Par Value       Shares    Par Value  Account       Shares    Par Value
                                       -----------------------------------------------------------------------------------------

Balance at August 31, 1988                        0    $       0             0    $     0   $     0             0    $      0
Issuance of Redeemable Convertible
   Series A Preferred Stock at $1.44
   per share                              1,806,667       18,067
Stock award of Convertible Class A
    Common Stock                                                       450,000      4,500    (1,683)
Accretion of Redeemable Convertible
   Series A Preferred Stock
Amortization of contra account                                                                  140
Net loss--1988
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 1988              1,806,667       18,067       450,000      4,500    (1,543)            0           0
Accretion of Redeemable Convertible
   Series A Preferred Stock
Amortization of contra account                                                                  561
Net loss--1989
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 1989              1,806,667       18,067       450,000      4,500      (982)            0           0
Issuance of Redeemable Convertible
   Series B Preferred Stock at $2.16
   per share                              1,467,593       14,676
Accretion of Redeemable Convertible
   Series A Preferred Stock
Amortization of contra account                                                                  561
Net loss--1990
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 1990              3,274,260       32,743       450,000      4,500      (421)            0           0
Issuance of Convertible Series B
   Preferred Stock at $2.16 per             615,741        6,157
   share, net of expense
Exercise of stock options                                                                                  12,700         127
Amortization of contra account                                                                  421
Compensation related to grant of
   stock options
Net loss--1991
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 1991              3,890,001       38,900       450,000      4,500         0        12,700         127


                                                                     Deficit
                                                                   Accumulated
                                       Additional                   during the        Total
                                        Paid-in        Deferred    Development    Stockholders'
                                        Capital      Compensation     Stage          Equity
                                       -----------------------------------------------------------

Balance at August 31, 1988             $          0   $        0    $          0   $          0
Issuance of Redeemable Convertible
   Series A Preferred Stock at $1.44
   per share                              2,583,535                                   2,601,602
Stock award of Convertible Class A
    Common Stock                                                                          2,817
Accretion of Redeemable Convertible
   Series A Preferred Stock                 111,200                     (111,200)             0
Amortization of contra account                                                              140
Net loss--1988                                                           (294,123)      (294,123)
                                       -----------------------------------------------------------
Balance at December 31, 1988              2,694,735            0        (405,323)     2,310,436
Accretion of Redeemable Convertible
   Series A Preferred Stock                 448,422                     (448,422)             0
Amortization of contra account                                                              561
Net loss--1989                                                           (802,926)      (802,926)
                                       -----------------------------------------------------------
Balance at December 31, 1989              3,143,157            0      (1,656,671)     1,508,071
Issuance of Redeemable Convertible
   Series B Preferred Stock at $2.16
   per share                              3,155,324                                   3,170,000
Accretion of Redeemable Convertible
   Series A Preferred Stock                 379,400                     (379,400)             0
Amortization of contra account                                                              561
Net loss--1990                                                         (1,855,903)    (1,855,903)
                                       -----------------------------------------------------------
Balance at December 31, 1990              6,677,881            0      (3,891,974)     2,822,729
Issuance of Convertible Series B
   Preferred Stock at $2.16 per           1,309,630                                   1,315,787
   share, net of expense
Exercise of stock options                     4,318                                       4,445
Amortization of contra account                                                              421
Compensation related to grant of            130,250      (81,250)                        49,000
   stock options
Net loss--1991                                                         (2,829,868)    (2,829,868)
                                       -----------------------------------------------------------
Balance at December 31, 1991              8,122,079      (81,250)     (6,721,842)     1,362,514

                         Gliatech Inc. and Subsidiaries
                        (A Development Stage Enterprise)

      Consolidated Statements of Changes in Stockholders' Equity--Continued




                                         Convertible Preferred            Convertible Class A
                                                 Stock                       Common Stock                  Common Stock
                                       --------------------------- ------------------------------------------------------------
                                         Number of                  Number of               Contra     Number of
                                          Shares      Par Value       Shares    Par Value  Account       Shares    Par Value
                                       -----------------------------------------------------------------------------------------

Issuance of Convertible Series C
   Preferred Stock at $1.50 per           8,245,784       82,459
   share, net of expense
Exercise of stock options                                                                                   2,000          20
Issuance of stock bonus                                                                                    18,000         180
Compensation related to grant of
   stock options
Net loss--1992
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 1992             12,135,785      121,359       450,000      4,500         0        32,700         327
Exercise of stock options                                                                                   2,630          26
Issuance of stock bonus                                                                                    18,200         182
Issuance of Common Stock                                                                                   22,000         220
Compensation related to grant of
   stock options
Net loss--1993
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 1993             12,135,785      121,359       450,000      4,500         0        75,530         755
Exercise of stock options                                                                                     135           1
Issuance of Convertible Series D
   Preferred Stock and warrants at
   $1.50 per share, net of expense        2,420,001       24,200
Issuance of stock bonus                                                                                     6,598          66
Issuance of Common Stock                                                                                      680           7
Issuance of Convertible Series E
   Preferred Stock and warrants at
   $1.50 per share, net of expense        1,000,000       10,000
Compensation related to grant of
   stock options
Net loss--1994
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 1994             15,555,786      155,559       450,000      4,500         0        82,943         829




                                                                      Deficit
                                                                    Accumulated
                                        Additional                   during the        Total
                                         Paid-in        Deferred    Development    Stockholders'
                                         Capital      Compensation     Stage          Equity
                                       ------------------------------------------------------------

Issuance of Convertible Series C
   Preferred Stock at $1.50 per           12,237,689                                   12,320,148
   share, net of expense
Exercise of stock options                        680                                          700
Issuance of stock bonus                       67,320                                       67,500
Compensation related to grant of
   stock options                             116,740      (29,413)                         87,327
Net loss--1992                                                          (4,080,101)    (4,080,101)
                                       ------------------------------------------------------------
Balance at December 31, 1992              20,544,508     (110,663)     (10,801,943)     9,758,088
Exercise of stock options                      3,295                                        3,321
Issuance of stock bonus                      136,318                                      136,500
Issuance of Common Stock                     164,780                                      165,000
Compensation related to grant of
   stock options                              (3,987)      31,961                          27,974
Net loss--1993                                                          (5,913,836)    (5,913,836)
                                       ------------------------------------------------------------
Balance at December 31, 1993              20,844,914      (78,702)     (16,715,779)     4,177,047
Exercise of stock options                        289                                          290
Issuance of Convertible Series D
   Preferred Stock and warrants at
   $1.50 per share, net of expense         3,402,228                                    3,426,428
Issuance of stock bonus                       49,434                                       49,500
Issuance of Common Stock                       5,093                                        5,100
Issuance of Convertible Series E
   Preferred Stock and warrants at
   $1.50 per share, net of expense         1,479,500                                    1,489,500
Compensation related to grant of
   stock options                                (805)      27,699                          26,894
Net loss--1994                                                          (6,052,570)    (6,052,570)
                                       ------------------------------------------------------------
Balance at December 31, 1994              25,780,653      (51,003)     (22,768,349)     3,122,189

                         Gliatech Inc. and Subsidiaries
                        (A Development Stage Enterprise)

      Consolidated Statements of Changes in Stockholders' Equity--Continued



                                         Convertible Preferred            Convertible Class A
                                                 Stock                       Common Stock                  Common Stock
                                       --------------------------- ------------------------------------------------------------
                                         Number of                  Number of               Contra     Number of
                                          Shares      Par Value       Shares    Par Value  Account       Shares    Par Value
                                       -----------------------------------------------------------------------------------------

Exercise of stock options                                                                                  13,850         139
Redemption of Common Stock                                                                                 (4,040)        (40)
Issuance of Convertible Series F
   Preferred Stock at $1.85 per           2,702,703       27,027
   share, net of expense
Issuance of stock bonus                                                                                    12,092         120
Issuance of Common Stock                                                                                   12,061         121
Issuance of Common Stock in initial
   public offering, net of expense                                                                      2,300,000      23,000
Conversion of Preferred Stock and
   Class A Common Stock                 (18,258,489)    (182,586)     (450,000)   (4,500)               4,718,015      47,180
Exercise of stock warrants                                                                                162,944       1,629
Compensation related to grant of
   stock options
Net loss -- 1995
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 1995                      0            0             0         0          0     7,297,865      72,978
Exercise of stock options                                                                                  12,175         122
Issuance of stock bonus                                                                                     6,088          61
Expenses of issuance of common stock
Exercise of stock warrants                                                                                  3,961          40
Compensation related to grant of
   stock options
Net loss -- 1996
                                       -----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                      0            0             0         0          0     7,320,089      73,201
Exercise of stock options                                                                                  76,000         760
Issuance of stock bonus                                                                                     5,184          52
Settlement of claim
Net loss -- 1997
                                       -----------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                      0    $       0             0   $     0    $     0     7,401,273   $  74,013
                                       =========================================================================================



                                                                   Accumulated
                                       Additional                   during the        Total

                                        Paid-in        Deferred    Development    Stockholders'
                                        Capital      Compensation     Stage          Equity
                                       -----------------------------------------------------------

Exercise of stock options                    34,499                                      34,638
Redemption of Common Stock                  (30,295)                                    (30,335)
Issuance of Convertible Series F
   Preferred Stock at $1.85 per           4,626,062                                   4,653,089
   share, net of expense
Issuance of stock bonus                      90,567                                      90,687
Issuance of Common Stock                    102,390                                     102,511
Issuance of Common Stock in initial
   public offering, net of expense       19,646,134                                  19,669,134
Conversion of Preferred Stock and
   Class A Common Stock                     139,906                                           0
Exercise of stock warrants                  498,372                                     500,001
Compensation related to grant of             (1,500)      27,892                         26,392
   stock options
Net loss -- 1995                                                      (4,985,861)    (4,985,861)
                                       -----------------------------------------------------------
Balance at December 31, 1995             50,886,788      (23,111)    (27,754,210)    23,182,445
Exercise of stock options                    91,191                                      91,313
Issuance of stock bonus                      51,688                                      51,749
Expenses of issuance of common stock        (21,954)                                    (21,954)
Exercise of stock warrants                      (40)                                          0
Compensation related to grant of
   stock options                                          23,111                         23,111
Net loss -- 1996                                                      (5,699,555)    (5,699,555)
                                       -----------------------------------------------------------
BALANCE AT DECEMBER 31, 1996             51,007,673            0     (33,453,765)    17,627,109
Exercise of stock options                   306,365                                     307,125
Issuance of stock bonus                      40,772                                      40,824
Settlement of claim                       2,025,000                                   2,025,000
Net loss -- 1997                                                      (8,560,288)    (8,560,288)
                                       -----------------------------------------------------------

BALANCE AT DECEMBER 31, 1997           $ 53,379,810   $        0    $(42,014,053)  $ 11,439,770
                                       ===========================================================

See notes to consolidated financial statements.

                         Gliatech Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows


                                                                                                              Period from Inception
                                                                                                                  of Operations
                                                                                                                (August 31, 1988)
                                                                               Year Ended December 31                through
                                                                           1995          1996            1997    December 31, 1997
                                                                     ---------------------------------------------------------------
Operating activities
Net loss                                                             $ (4,985,861) $ (5,699,555)  $ (8,560,288)    $ (41,075,031)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                        170,395       166,411        292,746         1,737,535
     Patent cost write-off                                                 27,000       277,889         48,668           507,742
     Loss on disposal of equipment                                                                                       102,000
     Compensation from issuance of stock and stock options                 72,303        23,111                          286,609
     Settlement of claim                                                                             2,025,000         2,025,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                (52,088)     (192,729)      (212,894)         (544,051)
       Inventory                                                           22,596        30,541        223,040          (164,078)
       Government grants receivable and other assets                     (148,809)       61,834       (201,228)         (495,793)
       Accounts payable and other accrued expenses                        152,491       327,822        316,773         1,679,685
       Deferred contract research revenue                              (1,235,414)      527,264          3,000           809,359
       Other liabilities                                                 (213,808)      610,303        (90,462)        1,313,334
                                                                     ---------------------------------------------------------------
Net cash used in operating activities                                  (6,191,195)   (3,867,109)    (6,155,645)      (33,817,689)
Investing activities
Sale (purchase) of short-term investments, net                          1,708,221    (6,632,281)     2,934,746        (5,940,476)
Payment for patent rights and trademarks                                 (144,622)     (114,629)      (186,812)       (1,372,557)
Payment of organization costs                                                                                           (139,779)
Purchase of property and equipment                                       (151,609)     (715,153)      (418,563)       (2,399,563)
                                                                     ---------------------------------------------------------------
Net cash provided by (used in)  investing activities                    1,411,990    (7,462,063)     2,329,371        (9,852,375)
Financing activities
Payment of demand note from bank                                                       (400,000)
Principal  payments on capital lease obligations                          (43,228)                                      (565,601)
Proceeds from sale and leaseback                                                                                          75,131
Proceeds from issuance of Preferred Stock, net                          4,653,089                                     28,976,554
Proceeds from issuance of Common Stock, net                            19,669,134       (21,954)                      19,817,280
Proceeds from exercise of stock options                                    60,903        91,313        307,125           468,097
Proceeds from exercise of warrants                                        500,001                                        500,001
                                                                     ---------------------------------------------------------------
Net cash provided by (used in)  financing activities                   24,839,899      (330,641)       307,125        49,271,462
                                                                     ---------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                       20,060,694   (11,659,813)    (3,519,149)        5,601,398
Cash and cash equivalents at beginning of year/period                     719,666    20,780,360      9,120,547
                                                                     ---------------------------------------------------------------

Cash and cash equivalents at end of year/period                      $ 20,780,360  $  9,120,547   $  5,601,398     $   5,601,398
                                                                     ===============================================================

         See notes to consolidated financial statements.

                         Gliatech Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1995, 1996 and 1997


A. BACKGROUND AND ACCOUNTING POLICIES

BACKGROUND

Gliatech Inc. is engaged in the development and commercialization of medical devices designed to inhibit excess postsurgical scarring and adhesion following surgery. In addition, Gliatech Inc. is pursuing the development of small molecule drug products for the treatment of certain central nervous system disorders, including cognitive disorders and Alzheimer's disease. Gliatech Inc. began operations on August 31, 1988 and is currently in the development stage, as operations consist primarily of research and development expenditures, and significant revenues from planned principal operations have not yet been realized. Product sales consist of sales of Gliatech Inc.'s first two medical device products, ADCON-L and ADCON-T/N, primarily to independent distributors in Europe, Australia and New Zealand. The Company recognizes revenue from product sales upon shipment.


The consolidated financial statements reflect the financial position and results of operations of Gliatech Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of the Company's cash equivalents approximates fair value due to the short maturity of those investments. Cash equivalents are primarily in commercial paper.

SHORT-TERM INVESTMENTS

The Company's short-term investments, all of which are classified as available-for-sale, consist primarily of corporate bonds. Such investments are stated at cost, which approximates fair value due to the short-term maturities of these securities.

INVENTORIES

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.

                         Gliatech Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements--Continued

A.     BACKGROUND AND ACCOUNTING POLICIES--CONTINUED

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Laboratory and office equipment and leasehold improvements are depreciated on the straight-line basis over the shorter of the lease period or the estimated useful lives (5 to 10 years).

PATENT RIGHTS AND TRADEMARKS

Patent rights are amortized on the straight-line basis over the shorter of the estimated useful life of the patented technology or the useful life of the patent, beginning at the time the patent is granted. Costs associated with patents that are abandoned are expensed at the date of abandonment. Trademark costs are amortized on the straight-line basis over the estimated useful life of the trademark, beginning at the time the trademark is granted.

GOVERNMENT GRANTS

Revenues from government grants are recognized ratably over the period of the grant.

RESEARCH CONTRACTS AND LICENSING FEE REVENUE

Revenue from the research collaboration agreements are recorded when earned as defined under the terms of the agreements. Periodic research funding payments received which are related to future performance are deferred and recognized as income when earned. Licensing fees and other milestone payments are recognized as income when earned.

INCOME TAXES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS No. 109, income tax expense was determined using the deferred method prescribed by Accounting Principles Board Opinion (APBO) No. 11, Accounting for Income Taxes.

                         Gliatech Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements--Continued


A. BACKGROUND AND ACCOUNTING POLICIES--CONTINUED

BASIC AND DILUTED NET LOSS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. On February 3, 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 98 which, among other things, supersedes SAB No. 83 regarding the computation of earnings per share in connection with a company's initial public offering (IPO) of common stock and requires conformity with SFAS No. 128. SAB No. 83 was used by the Company in computing its pro forma net loss per share prior to its IPO that occurred in October 1995, whereby common and common equivalent shares, including preferred stock (all of which converted upon the completion of the IPO) issued by the Company prior to the IPO were included in the calculation of the shares used in computing pro forma net loss per share, even if they were anti-dilutive, which differs from the requirement of SFAS No. 128.

Basic and diluted net loss per common share for 1995 and 1996 has been restated to conform to SFAS No. 128 and SAB No. 98 requirements. Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding. For 1995, 90,000 common equivalent shares relating to convertible Class A common stock were assumed to be outstanding for the entire year since such shares were issued for a nominal amount. Outstanding common equivalent shares relating to stock options and warrants and convertible preferred stock outstanding prior to the IPO are excluded as their effect is anti-dilutive.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with APBO No. 25, Accounting for Stock Issued to Employees.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                         Gliatech Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements--Continued


A.     BACKGROUND AND ACCOUNTING POLICIES--CONTINUED

NEW PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for reporting financial and descriptive information about operating segments. Under SFAS No. 131, information pertaining to the Company's operating segments will be reported on the basis that is used internally for evaluating segment performance and making resource allocation determinations. Management is currently studying the potential effects of adoption of this statement, which is required in 1998.

B. INVENTORIES

Inventories consist of:


                                                       DECEMBER 31
                                                  1996             1997
                                            -----------------------------------

Raw materials                                 $    129,095     $     36,755
Work in process                                    196,502           71,572
Finished goods                                      61,521           55,751
                                            -----------------------------------

                                              $    387,118     $    164,078
                                            ===================================

As of December 31, 1997, the Company had purchase commitments of $387,000 for inventory.

                         Gliatech Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements--Continued


C.     PROPERTY AND EQUIPMENT

Property and equipment consist of:


                                                       DECEMBER 31
                                                  1996             1997
                                            ------------------------------------

Laboratory equipment                          $    1,138,398   $    1,213,267
Office equipment                                     410,583          485,674
Leasehold improvements                               782,782        1,051,385
                                            ------------------------------------
                                                   2,331,763        2,750,326
Accumulated depreciation and amortization         (1,202,092)      (1,472,807)
                                            ------------------------------------

PROPERTY AND EQUIPMENT, NET                   $    1,129,671   $    1,277,519
                                            ====================================

D. OTHER ASSETS

Other assets consist of:

                                                                  DECEMBER 31
                                                              1996           1997
                                                         --------------------------------
Patent rights, net of accumulated
   amortization of $60,712 at December 31, 1996 and
   $82,744 at December 31, 1997                             $   605,385    $   718,973
Trademark costs, net                                             56,810         59,503
Other                                                            13,764         13,596
                                                         --------------------------------

                                                            $   675,959    $   792,072
                                                         ================================



E. FINANCING ARRANGEMENTS

The Company has an unsecured line of credit that provides for borrowings up to $1,500,000 at an interest rate of 1% above the bank's insured money market savings account rate. No borrowings were outstanding at December 31, 1996 and 1997.

                         Gliatech Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements--Continued


E.     Financing Arrangements--Continued

Rent expense relating to the operating lease of office space was approximately $234,000, $297,000 and $318,000 in 1995, 1996 and 1997, respectively. Future annual minimum lease commitments at December 31, 1997 are as follows:


               1998                       $  385,239
               1999                          416,498
               2000                          416,498
               2001                          416,498
                                          ------------

               Total                      $1,634,733
                                          ============

F. INCOME TAXES

At December 31, 1997, the Company has net operating loss carryforwards of approximately $17.5 million for income tax purposes. In addition, the Company has approximately $2.2 million in research and development tax credit carryforwards. Such losses and credit carryforwards may be used to reduce future tax liabilities and expire at various dates between 2003 and 2012. The Company has offset the tax benefit of the net operating loss and tax credit carryforwards and other deferred tax assets with a valuation allowance as realization of the benefits is not assured.

                         Gliatech Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements--Continued


F. INCOME TAXES--CONTINUED

The Company's net deferred tax assets and liabilities consist of the following:


                                                   1996             1997
                                           -----------------------------

Deferred tax liabilities                   $   (217,000)    $   (232,000)
Deferred tax assets:
   Amortization of capitalized research
     and development expenses for tax         5,100,000        6,256,000
   Research and development tax credit
     carryforwards                            1,883,000        2,170,000
   Net operating tax loss carryforwards       5,038,000        5,966,000
   Other                                        271,000        1,003,000
                                           -----------------------------
Total deferred tax assets                    12,292,000       15,395,000
Valuation allowance                         (12,075,000)     (15,163,000)
                                           -----------------------------

NET DEFERRED TAXES                         $          0     $          0
                                           =============================

Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss and research and development tax credit carryforwards for tax purposes may be subject to an annual limitation if a cumulative change in ownership of more than 50% occurs over a three-year period.

G. CAPITALIZATION

On October 24, 1995, the Company consummated an initial public offering of 2,300,000 shares of common stock at an initial public offering price of $9.50 per share (the "Offering"). The Company received net proceeds from the Offering of approximately $19,669,000. In connection with the Offering, an amendment to the Company's Certificate of Incorporation was filed to effect a five-for-one reverse stock split of each share of common stock. All share and per share information in the accompanying financial statements and conversion ratios of all series of Preferred Stock and Class A Common Stock were adjusted to reflect the reverse split. Immediately prior to the consummation of the Offering, all shares of Class A Common Stock and all series of Preferred Stock automatically converted pursuant to the Company's Certificate of

                         Gliatech Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements--Continued

Incorporation at applicable conversion rates into a total of 4,718,015 shares of common stock.

G. CAPITALIZATION--CONTINUED

After the conversion and immediately prior to the consummation of the Offering, the Company filed a Restated Certificate of Incorporation which authorized the issuance of 30,000,000 shares of common stock and 5,000,000 shares of Preferred Stock at $.01 par value.

At December 31, 1997, 1,340,510 shares of common stock are reserved for issuance under the stock option plans and 20,000 shares are reserved for issuance under common stock warrants outstanding for $7.50 per share.

Prior to April 1991 certain preferred stock issuances were mandatorily redeemable, and accordingly, periodic accretion to the redemption price was charged to the deficit accumulated during the development stage.

H. STOCK OPTION PLANS

The Company has three stock-based compensation plans. The Company applies APBO No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its plans, which requires that for certain options granted, the Company recognize as compensation expense the excess of the deemed fair value for accounting purposes of the common stock over the exercise price of the options. For the majority of options, no compensation cost has been recognized. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:


                                                         1995           1996           1997
                                                   --------------------------------------------

Net loss                           As reported       $(4,985,861)   $(5,699,555)    $(8,560,288)
                                   Pro forma         $(5,124,584)   $(6,351,247)    $(9,166,993)
Basic and diluted
   net loss per common share       As reported           $ (3.28)       $  (.78)        $ (1.16)
                                   Pro forma             $ (3.37)       $  (.87)        $ (1.25)

                         Gliatech Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements--Continued


H. STOCK OPTION PLANS--CONTINUED

The Company has a 1989 Stock Option Plan for employees and 1992 and 1996 Stock Option Plans for members of the Company's Board of Directors. These plans provide for 1,270,000 shares to be issued to employees and 190,000 shares to be issued to Directors. These options generally vest over a three or four year period and become exercisable in part one year after date of grant and expire at the end of ten years.

For pro forma calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997:


                                     1995              1996              1997
                               ------------------------------------------------------

Expected volatility                   67%               67%              75%
Risk-free interest rates          5.27-5.32%        5.32-6.49%        5.71-6.48%
Average expected life            4 or 5 years      4 or 5 years      4 or 5 years

At December 31, 1997 there were 230,335 options available for future grant.

A summary of the status of the Company's three stock option plans as of December 31, 1995, 1996, 1997 and changes during the years then ended is presented below:


                                      1995                       1996                      1997
                             ------------------------- ------------------------- --------------------------
                                          WEIGHTED-                 WEIGHTED-                  WEIGHTED-
                                           AVERAGE                   AVERAGE                    AVERAGE
                                          EXERCISE                   EXERCISE                  EXERCISE
                               SHARES       PRICE        SHARES       PRICE         SHARES       PRICE
                             ------------------------------------------------------------------------------

Outstanding at beginning
    of year                     326,700     $ 3.43        765,700     $ 6.34         978,375     $ 6.85
Granted                         464,700       8.22        247,800       8.53         225,300       9.46
Exercised                       (13,850)      2.50        (12,175)      7.50         (76,000)      4.04
Canceled                        (11,850)      3.87        (22,950)      7.75         (17,500)      8.14
                             -------------             -------------             --------------

Outstanding at end of year      765,700       6.34        978,375       6.85       1,110,175       7.56
                             =============             =============             ==============

Options exercisable
   at year-end                  227,205                   362,650                    491,692

 Weighted-average fair

   value of options granted
   during the year                          $ 4.92                    $ 5.15                     $ 6.12


H. STOCK OPTION PLANS--CONTINUED

The following table summarizes information about options outstanding at December 31, 1997:

                          Options Outstanding                    Options Exercisable
               -------------------------------------------  ------------------------------
                               Weighted-
                                Average      Weighted-
   Range of       Number       Remaining      Average          Number       Weighted-
   Exercise     Outstanding   Contractual     Exercise       Exercisable     Average
    Prices      at 12/31/97   Life (Yrs)       Price         at 12/31/97  Exercise Price
------------------------------------------------------------------------------------------
   $  0-5           146,500       2.14         $  1.00         146,500       $  1.00
      5-10          804,475       8.05            8.10         334,672          8.05
     10-15          159,200       9.58           10.82          10,520         13.13
               --------------                               --------------

                  1,110,175                                    491,692
               ==============                               ==============


In May 1991, all previously issued options with an exercise price of $.70 were canceled and reissued at an exercise price of $.35.

I. RESEARCH COLLABORATION AGREEMENTS

In October 1994, the Company established a research and development collaboration with Janssen Pharmaceutica, N.V. ("Janssen"), a wholly owned subsidiary of Johnson & Johnson, for the discovery and development of compounds suitable for the treatment of Alzheimer's disease and other neurodegenerative diseases. Under the terms of the agreements, the Company received an initial licensing fee and Janssen will provide research funding over a three-year research period, renewable for a fourth and fifth year. In addition, Janssen will make milestone payments to the Company upon the achievement of development and clinical benchmarks. The Company will receive a royalty on sales of marketed products and Janssen will be responsible for all development costs, including clinical trials and obtaining regulatory approval. Deferred revenue related to these agreements was $806,359 and $809,359 at December 31, 1996 and 1997, respectively. In October 1994, Johnson & Johnson Development Corporation made an equity investment in the Company.

                         Gliatech Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements--Continued

RESEARCH, CLINICAL TRIAL, CONSULTING AND LICENSE AGREEMENTS

Since beginning operations, the Company has entered into research agreements and clinical trial agreements with universities and third parties and consulting agreements with scientific advisors. The research agreements require the Company to fund certain research activities, and are generally renewable on an annual basis. In return, the Company has rights to obtain and use exclusive licenses for the results of the research. Under license agreements with various universities, ownership of all patents resulting from research agreements will remain with the universities or researchers. The Company is required to incur all costs associated with applying for and maintaining the patents. The Company generally will obtain exclusive worldwide licensing rights and is required to remit fixed percentages, as defined, of the net selling price of licensed products and royalties received from sublicensees to the universities and researchers. The clinical trial agreements require the Company to fund the performance of specific clinical procedures and the cost of administering the clinical trials.

As of December 31, 1997, minimum commitments under research, clinical trial and consulting agreements are $453,703 for 1998 ($1,162,827 at December 31, 1996).

K. SETTLEMENT OF CLAIM

In 1995, a dispute regarding inventorship of the ADCON(R) products and the rights of Case Western Reserve University(CWRU) to receive royalties from sales of ADCON(R) products arose between the Company and CWRU. After extensive discussions between the Company and CWRU, a complaint was filed by the Company on September 8, 1997 in the United States District Court Northern District of Ohio, Eastern Division ("Court") against CWRU and one of its employees, requesting the Court to confirm that there was no error in the omission of the employee as a named inventor of the Company's patents. The complaint was filed in response to repeated statements to the Company and the general public made by the employee and CWRU alleging that the inventorship of the patent was in error because the employee was not named. The complaint did not seek monetary damages. In March 1998 the suit was dismissed pursuant to the terms and conditions of a Settlement Agreement between the Company and CWRU. As part of the Settlement Agreement, the Company agreed to issue a total of 200,000 shares of common stock to CWRU and the employee.

As an agreement in principle had been reached between the Company and CWRU in 1997, the Company recorded a charge of $2,025,000 based on the fair value of the Company's common stock at that time. Since the dispute will be settled with shares

                         Gliatech Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              Notes to Consolidated Financial Statements--Continued


(issued in 1998), the Company has recorded the offset to the charge as a component of stockholders' equity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         Information with respect to Directors of the Company is set forth in the Proxy Statement on pages 2 through 4 under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement on page 4 under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION.

         Information with respect to executive compensation is set forth in the Proxy Statement on page 2 under the heading "Election of Directors" and on pages 6 through 7 under the heading "Compensation of Executive Officers," which information is incorporated herein by reference (except for the Compensation Committee Report on Executive Compensation and the Comparative Stock Performance Graph).


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


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         No disclosure is responsive to the disclosure requirements for this Item, and, accordingly, no disclosure is set forth herein or in the Proxy Statement.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as a part of this Annual Report on Form 10-K.

                  1.       Financial Statements.

                           Report of Independent Auditors

                           Consolidated Balance Sheets at December 31, 1996 and 1997.

                           Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997 and for the period inception of operations (August 3, 1988) through December 31, 1997.

                           Consolidated Statements of Changes in Stockholders' Equity for the period from inception of operations (August 31, 1998) through December 31, 1988 and for the years ended December 31, 1989, 1990, 1991, 1992,
                           1993, 1994, 1995, 1996 and 1997.

                           Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996, and 1997 and for the period from inception of operations (August 31, 1998) through December 31, 1997.

                           Notes to Consolidated Financial Statements.

                  2. Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore are omitted.


                  3.       Exhibits:

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
-----------------------------------------

3.1(i) Second Restated Certificate of Incorporation of the Company is incorporated hereby by reference to Exhibit 4(a) of the Company's Form S-8 Registration Statement with respect to the 1995 Nonemployee Directors Stock Option Plan filed January 18, 1996 (Registration No. 333-00408).

3.1(ii) Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 4(b) of the Company's Form S-8 Registration Statement with respect to the 1995 Nonemployee Directors Stock Option Plan filed January 18, 1996 (Registration Statement No. 333-00408).

4.1 Rights Agreement, dated as of July 1, 1997, by and between the Company and American Stock Transfer & Trust Company, as rights agent, is incorporated by reference to Exhibit 1 of the Company's Current Report on Form 8-K as filed on July 2, 1997 (File No. 0-20096).

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

10.4 Master Commercial Demand Note of the Company to National City Bank, dated September 11, 1996 is incorporated by reference to
                  Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-20096).

*10.5             Employment letter between the Company and Thomas O.
                  Oesterling, Ph.D., dated May 19, 1989 is incorporated by reference to Exhibit 10.7 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

*10.6             Employment letter between the Company and Mr. Rodney E.
                  Dausch, dated February 7, 1995 is incorporated by reference to
                  Exhibit 10.9 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No.
                  33-96460).

*10.7 The Company's Amended and Restated 1989 Stock Option Plan is incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 1996 (File No. 0-20096).

*10.8 The Company's 1992 Directors Stock Option Plan is incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33- 96460).

*10.9 The Company's Amended and Restated 1995 Nonemployee Directors Stock Option Plan.

10.10 Manufacturing Agreement between the Company and European Medical Contract Manufacturing, dated October 10, 1994 (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment) is incorporated by reference to Exhibit 10.12 of the Company's Amendment No. 2 to Form S-1 Registration Statement filed October 10, 1995 (Registration No. 33-96460).

10.11 Form of Distribution Agreement between the Company and various of its distributors is incorporated by reference to Exhibit
                  10.13 of the Company's Amendment No. 1 to Form S-1 Registration Statement filed September 22, 1995 (Registration No. 33-96460).

10.12 Agreement between the Company and Janssen Pharmaceutica, N.V., dated October 14, 1994 (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment) is incorporated by reference to Exhibit 10.14 of the Company's Amendment No. 2 to Form S-1 Registration Statement filed October 10, 1995 (Registration No. 33-96460).

10.13 First Addendum to Agreement between the Company and Janssen Pharmaceutica, N.V., dated September 1, 1995 (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment) is incorporated by reference to
                  Exhibit 10.16 of the Company's Amendment No. 2 to Form S-1 Registration Statement filed October 10, 1995 (Registration No. 33-96460).

10.14 Warrant to purchase Common Stock issued to Montgomery Securities is incorporated by reference to Exhibit 4.5 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

10.15 Warrant to purchase Common Stock issued to Vector Securities International, Inc. is incorporated by reference to Exhibit
                  4.6 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

10.16 Seventh Amended and Restated Rights of First Refusal, Co-Sale and Registration Rights Agreement is incorporated by reference to Exhibit 4.8 of the Company's Amendment No. 2 to Form S-1 Registration Statement filed October 10, 1995 (Registration No. 33-96460).

10.17 Amended Form of Distribution Agreement between the Company and various of its distributors is incorporated by reference to
                  Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-20096).

*10.18 Employment letter between the Company and Michael A. Zupon, Ph.D., dated April 19, 1993 is incorporated by reference to
                  Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-20096).

*10.19 Employment letter between the Company and Mr. Jon D. Schoeler dated June 27, 1996 is incorporated by reference to Exhibit
                  10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-20096).

10.20 Development and Exclusive License Agreement, dated December 10, 1996, between the Company and Chugai Pharmaceutical Company, Ltd.

10.21             Form of Indemnification Agreement.

21.1              Subsidiaries of the Company.

23.1              Consent of Ernst & Young LLP.

24.1              Powers of Attorney.

27.1 Financial Data Schedules restated for period ending December 31, 1995 and December 31, 1996.

27.2              Financial Data Schedule for period ending December 31, 1997

(b)               Reports on Form 8-K.

            No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

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

                                GLIATECH INC.

                                BY: /s/ Rodney E. Dausch
                                    ----------------------------
                                    Rodney E. Dausch
                                    Vice President and Chief Financial Officer

                                DATE: MARCH 30, 1998

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


  SIGNATURE                                    TITLE                             DATE
--------------------------------------------------------------------------------------

         *
Thomas O. Oesterling, Ph.D.           President and Chief Executive
                                      Officer (Principal Executive
                                      Officer) and Director                      March 30, 1998

/s/ Rodney E. Dausch
------------------------------
Rodney E. Dausch                      Vice President and Chief
                                      Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)              March 30, 1998

         *
Robert P. Pinkas                      Chairman of the Board                      March 30, 1998

         *
Allen H. Ford                         Director                                   March 30, 1998


Theodore E. Haigler, Jr.              Director                                   March 30, 1998

         *
Ronald D. Henriksen                   Director                                   March 30, 1998

         *
Irving S. Shapiro                     Director                                   March 30, 1998

         *
John L. Ufheil                        Director                                   March 30, 1998

 * The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:      /s/ Rodney E. Dausch
         -----------------------------------
         RODNEY E. DAUSCH, ATTORNEY-IN-FACT

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

3.1(i) Second Restated Certificate of Incorporation of the Company is incorporated hereby by reference to Exhibit 4(a) of the Company's Form S-8 Registration Statement with respect to the 1995 Nonemployee Directors Stock Option Plan filed January 18, 1996 (Registration No. 333-00408).

3.1(ii) Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 4(b) of the Company's Form S-8 Registration Statement with respect to the 1995 Nonemployee Directors Stock Option Plan filed January 18, 1996 (Registration Statement No. 333-00408).

4.1 Rights Agreement, dated as of July 1, 1997, by and between the Company and American Stock Transfer & Trust Company, as rights agent, is incorporated by reference to Exhibit 1 of the Company's Current Report on Form 8-K as filed on July 2, 1997 (File No. 0-20096).

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

10.4 Master Commercial Demand Note of the Company to National City Bank, dated September 11, 1996 is incorporated by reference to
               Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-20096).

*10.5 Employment letter between the Company and Thomas O. Oesterling, Ph.D., dated May 19, 1989 is incorporated by reference to Exhibit
               10.7 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

*10.6 Employment letter between the Company and Mr. Rodney E. Dausch, dated February 7, 1995 is incorporated by reference to Exhibit
               10.9 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

*10.7 The Company's Amended and Restated 1989 Stock Option Plan is incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 1996 (File No. 0-20096).

*10.8 The Company's 1992 Directors Stock Option Plan is incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33- 96460).

*10.9 The Company's Amended and Restated 1995 Nonemployee Directors Stock Option Plan.

10.10 Manufacturing Agreement between the Company and European Medical Contract Manufacturing, dated October 10, 1994 (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment) is incorporated by reference to Exhibit
               10.12 of the Company's Amendment No. 2 to Form S-1 Registration Statement filed October 10, 1995 (Registration No. 33-96460).

10.11 Form of Distribution Agreement between the Company and various of its distributors is incorporated by reference to Exhibit 10.13 of the Company's Amendment No. 1 to Form S-1 Registration Statement filed September 22, 1995 (Registration No. 33-96460).

10.12 Agreement between the Company and Janssen Pharmaceutica, N.V., dated October 14, 1994 (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment) is incorporated by reference to Exhibit 10.14 of the Company's Amendment No. 2 to Form S-1 Registration Statement filed October 10, 1995 (Registration No. 33-96460).

10.13 First Addendum to Agreement between the Company and Janssen Pharmaceutica, N.V., dated September 1, 1995 (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment) is incorporated by reference to Exhibit
               10.16 of the Company's Amendment No. 2 to Form S-1 Registration Statement filed October 10, 1995 (Registration No. 33-96460).

10.14 Warrant to purchase Common Stock issued to Montgomery Securities is incorporated by reference to Exhibit 4.5 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

10.15 Warrant to purchase Common Stock issued to Vector Securities International, Inc. is incorporated by reference to Exhibit 4.6 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33-96460).

10.16 Seventh Amended and Restated Rights of First Refusal, Co-Sale and Registration Rights Agreement is incorporated by reference to
               Exhibit 4.8 of the Company's Amendment No. 2 to Form S-1 Registration Statement filed October 10, 1995 (Registration No. 33-96460).

10.17 Amended Form of Distribution Agreement between the Company and various of its distributors is incorporated by reference to
               Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0- 20096).

*10.18 Employment letter between the Company and Michael A. Zupon, Ph.D., dated April 19, 1993 is incorporated by reference to
               Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0- 20096).

*10.19 Employment letter between the Company and Mr. Jon D. Schoeler dated June 27, 1996 is incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0- 20096).

10.20 Development and Exclusive License Agreement, dated December 10, 1996, between the Company and Chugai Pharmaceutical Company, Ltd.

10.21          Form of Indemnification Agreement.

21.1           Subsidiaries of the Company.

23.1           Consent of Ernst & Young LLP.

24.1           Powers of Attorney.

27.1 Financial Data Schedules restated for period ending December 31, 1995 and December 31, 1996

27.2           Financial Data Schedule for period ending December 31, 1997

(b)            Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.