Form 10-Q
period 1998-03-31
GLIATECH INC
filed 1998-05-15
CIK 885741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (mark one)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                            YES   X    NO
                               ------     ------

The number of shares outstanding of the registrant's Common Stock, $0.01 par value per share, as of April 28, 1998 was 7,611,273 shares.

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                                      INDEX

PART I.                                     FINANCIAL INFORMATION                                             PAGE

Item 1             Financial Statements:
                   Consolidated Balance Sheets -                                                                1
                   December 31, 1997 and March 31, 1998 (unaudited)

                   Consolidated Statements of Operations -
                   for the three months ended March 31, 1997 and 1998 (unaudited)
                   and for the period from inception of operations
                   (August 31, 1988)  through March 31, 1998 (unaudited)                                        2

                   Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1998 (unaudited) and for the period from inception of operations (August 31, 1988) through
                   March 31, 1998 (unaudited)                                                                   3

                   Notes to Consolidated Financial Statements                                                   4

Item 2             Management's Discussion and Analysis of Financial Condition                                5-9
                   and Results of Operations


PART II.                                    OTHER INFORMATION

Item 1             Legal Proceedings                                                                           10

Item 2             Changes in Securities and Use of Proceeds                                                   11

Item 6             Exhibits and Reports on Form 8-K                                                            12

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                                            December 31       March 31,
                                                                1997            1998
                                                            ------------    ------------
                                                                             (unaudited)
Assets
Current assets:
     Cash and cash equivalents                              $  5,601,398    $  2,697,037
     Short-term investments                                    5,940,476       5,345,077
     Accounts receivable                                         544,051         489,801
     Government grants receivable                                207,080         206,574
     Inventories                                                 164,078         560,486
     Prepaid expenses and other                                  278,714         248,122
                                                            ------------    ------------
Total current assets                                          12,735,797       9,547,097

Property and equipment, net                                    1,277,519       1,293,814
Other assets, net                                                792,072         817,925
                                                            ------------    ------------
TOTAL ASSETS                                                $ 14,805,388    $ 11,658,836
                                                            ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable and other accrued expenses               1,686,356       1,440,673
     Accrued compensation                                        179,018          89,815
     Accrued clinical trial costs                                690,885         810,144
     Deferred research contract revenue                          809,359          70,860
                                                            ------------    ------------
     Total current liabilities                                 3,365,618       2,411,492

Stockholders' equity:
     Common stock                                                 74,013          76,013
     Additional paid-in capital                               53,379,810      53,377,810
     Deficit accumulated during the development stage        (42,014,053)    (44,206,479)
                                                            ------------    ------------
     Total stockholders' equity                               11,439,770       9,247,344
                                                            ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY              $ 14,805,388    $ 11,658,836
                                                            ============    ============



See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                    Period from
                                                                                    Inception of
                                                                                     Operations
                                                                                  (August 31, 1988)
                                                         Three Months Ended            through
                                                               March 31                March 31
                                                     ----------------------------    ------------
                                                         1997           1998             1998
                                                     ------------    ------------    ------------
REVENUES
Research contracts and licensing fees                     738,500         738,500       9,681,719
Product sales                                        $    344,656    $    511,500    $  3,217,445
Government grants                                          50,340         150,335       1,651,050
                                                     ------------    ------------    ------------
          Total revenues                                1,133,496       1,400,335      14,550,214

OPERATING COSTS AND EXPENSES
Research and development                                1,854,929       2,253,014      36,251,333
Selling, general and administrative                     1,069,905       1,232,873      19,812,503
Depreciation and amortization                              64,913          86,848       1,824,383
Cost of product sales                                     124,741         166,834       1,303,229
                                                     ------------    ------------    ------------
          Total operating cost and expenses             3,114,488       3,739,569      59,191,448
                                                     ------------    ------------    ------------
Loss from operations                                   (1,980,992)     (2,339,234)    (44,641,234)
Interest Income, net                                      236,812         146,808       3,398,777
Settlement of Claim                                             0               0      (2,025,000)
                                                     ------------    ------------    ------------
NET LOSS                                             $ (1,744,180)   $ (2,192,426)   $(43,267,457)
                                                     ============    ============    ============
Basic and diluted net loss per common share          $      (0.24)   $      (0.29)
                                                     ============    ============

Shares used for purposes of computing
       basic and diluted net loss per common share      7,333,162       7,451,273
                                                     ============    ============


See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Period from
                                                                                                 Inception of
                                                                                                  Operations
                                                                                               (August 31, 1988)
                                                                                                   through
                                                                      Three Months Ended          March 31,
                                                                 ----------------------------    ------------
                                                                     1997            1998            1998
                                                                 ------------    ------------    ------------
OPERATING ACTIVITIES
Net loss                                                         $ (1,744,180)   $ (2,192,426)   $(43,267,457)
Adjustments to reconcile net loss to net cash used in
  operating activities:
         Depreciation and amortization                                 64,913          86,848       1,824,383
         Patent Cost Write-off                                         50,000          24,998         532,740
         Loss on disposal of equipment                                      0               0         102,000
         Compensation from issuance of stock and stock options              0               0         286,609
         Settlement of claim                                                0               0       2,025,000
         Changes in operating assets and liabilities:
              Accounts receivable                                     (27,658)         54,250        (489,801)
              Inventory                                                 9,685        (396,408)       (560,486)
              Government grants receivable and other assets           (71,138)         31,098        (464,695)
              Accounts payable and other accrued expenses             302,412        (334,886)      1,344,799
              Deferred contract research revenue                     (738,500)       (738,499)         70,860
              Other liabilities                                        88,273         119,259       1,432,593
                                                                 ------------    ------------    ------------
Net cash used in operating activities                              (2,066,193)     (3,345,766)    (37,163,455)
INVESTING ACTIVITIES
Sale (purchase) of investments, net                                 2,857,461         595,399      (5,345,077)
Payment for patent rights and trademarks                              (49,002)        (56,926)     (1,429,483)
Payment of organization costs                                               0               0        (139,779)
Purchase of property and equipment                                    (69,471)        (97,068)     (2,496,631)
                                                                 ------------    ------------    ------------
Net cash provided by (used in)  investing activities                2,738,988         441,405      (9,410,970)
FINANCING ACTIVITIES
Principal payments on capital lease obligations                             0               0        (565,601)
Proceeds from sale and leaseback                                            0               0          75,131
Proceeds from issuance of Preferred Stock, net                              0               0      28,976,554
Proceeds from issuance of Common Stock, net                                 0               0      19,817,280
Proceeds from exercise of stock options                               157,750               0         468,097
Proceeds from exercise of warrants                                          0               0         500,001
                                                                 ------------    ------------    ------------
Net cash provided by financing activities                             157,750               0      49,271,462
                                                                 ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents                      830,545      (2,904,361)      2,697,037
Cash and cash equivalents at beginning of period                    9,120,547       5,601,398               0
                                                                 ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  9,951,092    $  2,697,037    $  2,697,037
                                                                 ============    ============    ============



See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.             Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Gliatech Inc. for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission.

Note 2.             Basic and Diluted Net Loss per Common Share

Diluted net loss per common share excludes the effect of anti-dilutive options and warrants. For the three months ended March 31, 1997 and 1998, basic net loss per common share equals diluted net loss per common share as both are based on the weighted average number of common shares outstanding.

Note 3. Inventories

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method. Inventories at December 31, 1997 and March 31, 1998 consist of:

                                    December 31,         March 31,
                                        1997               1998
                                    -----------          ---------
             Raw materials           $ 36,755            $ 448,129
             Work in process           71,572               39,755
             Finished goods            55,751               72,602
                                     --------            ---------
                                     $164,078            $ 560,486
                                     ========            =========


Note 4. Legal Matters

In 1995, a dispute regarding inventorship of the ADCON products and the rights of Case Western Reserve University ("CWRU") to receive royalties from sales of ADCON Products arose between the Company and CWRU. After extensive discussions between the Company and CWRU, a complaint was filed by the Company on September 8, 1997 in the United States District Court Northern District of Ohio, Eastern Division ("Court") against CWRU and one of its employees, requesting the Court to confirm that there was no error in the omission of the employee as a named inventor of the Company's patents. The complaint was filed in response to repeated statements to the Company and the general public made by the employee and CWRU alleging that the inventorship of the patent was in error because the employee was not named. The complaint did not seek monetary damages. In March 1998, the suit was dismissed pursuant to the terms and conditions of a Settlement Agreement between the Company and CWRU. As part of the Settlement Agreement, the Company issued a total of 200,000 shares of common stock to CWRU and the employee in March 1998.

As an agreement in principle was reached between the Company and CWRU in 1997, the Company recorded a charge of $2,025,000 in 1977 based on the fair value of the Company's common stock at that time. Since the dispute was settled with shares, the Company recorded the offset to the charge as a component of stockholders' equity.

The Company may from time to time be subject to various legal actions, including patent and product liability related matters, arising in the normal course of business. These matters are subject to various uncertainties, and it is always possible that some of these matters may be decided unfavorably to the Company.

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since commencing operations in 1988, the Company has been a development stage company. The Company is engaged in the research, development and commercialization of its ADCON family of products, which are proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit surgical scarring and adhesions. Based on European pivotal clinical studies and other compliance efforts and submission of data, the Company obtained regulatory clearance to affix CE Marking on ADCON(R)-L and ADCON(R)-T/N in August 1995 and January 1996, respectively, thereby allowing ADCON(R)-L and ADCON(R)-T/N to be marketed in the 19 European countries which recognize CE Marking. ADCON-L and ADCON-T/N are currently being marketed in 29 countries outside the U.S. through independent medical device distributors for lumbar disc surgery and tendon and peripheral nerve surgeries respectively. The Company is currently marketing ADCON(R)-L and ADCON(R)-T/N. In addition, the Company signed a development and exclusive license agreement in December 1996 with Chugai for the sale of ADCON(R)-L and ADCON(R)-T/N in Japan. Further, the Company is pursuing the development of small molecule drug candidates for the treatment of several nervous system disorders, including Attention Deficit Hyperactive Disorder ("ADHD") sleep disorders, anxiety and Alzheimer's disease ("AD"). In October 1994, the Company entered into a strategic alliance with Janssen Pharmaceutica, N.V. of Belgium ("Janssen") to collaborate on the discovery and development of therapeutic products to treat AD. In September 1995, the scope of the alliance was expanded and the current arrangement extends through October 1998. Since inception, the Company's revenues have been primarily from contract research payments relating to its strategic alliance with Janssen. The Company has also received revenues from product sales of ADCON(R)-L and ADCON(R)-T/N outside the U.S. as well as from various government grants awarded to the Company. The Company anticipates that a significant portion of revenue from product sales will be derived from its ADCON(R) family of products, primarily ADCON(R)-L. The Company is a development stage company that has not generated any material revenues from operations. As a result, the Company has had net operating losses since its inception and expects such losses to continue unless and until such time as revenues are sufficient to fund its current operations. The Company has accumulated a deficit of $44.2 million for the period from inception of operations (August 31, 1988) through March 31, 1998. The Company expects to continue to incur a loss over at least the next several years and the amount of future net losses and time required by the Company to reach profitability are uncertain.

RESULTS OF OPERATIONS

For the three months ended March 31, 1998 and 1997.

REVENUES

Total revenues increased approximately 23.5% to $1.4 million in the first quarter of 1998 from $1.1 million in the first quarter of 1997. The increase in total revenues was primarily a result of a 48.4% increase in product sales to $512,000 in the first quarter of 1998 from $345,000 in the first quarter of 1997. This increase in product sales primarily resulted from increased sales of the Company's ADCON(R)-L product, and to a lesser extent, the Company's ADCON(R)-T/N products in certain European countries, as well as other countries outside the U.S.

The Company's government-funded grant revenues increased to $150,000 in the first quarter of 1998 from $50,000 in the first quarter of 1997. This increase was primarily due to the award in February 1997 of a Phase II Small Business Innovation Research ("SBIR") Program two year grant from the National Institute of Neurological Disorders and Stroke ("NINDS") for research to evaluate the use of histamine H3 receptor antagonists in treating ADHD. The increase also resulted from an award in the fourth quarter of 1997 of two $100,000 Phase I SBIR Program grants: (i) from NINDS for research to evaluate the molecular characterization of the histamine receptor subtype and (ii) from the National Institute of Nursing Research ("NINR") for research to evaluate the inhibition of postoperative gynecological adhesions.

OPERATING COSTS AND EXPENSES

Total operating expenses increased by approximately 20.1% to $3.7 million in the first quarter of 1998, compared to $3.1 million in the first quarter of 1997. Cost of products sold increased to $167,000 in the first quarter of 1998 compared to $125,000 in the first quarter of 1997, but decreased as a percentage of product sales in the first quarter of 1998 to 32.6% from 36.2% in the first quarter of 1997. This decrease as a percentage of sales was primarily due to improved efficiencies and the absorption of manufacturing overhead costs as a result of increased production volumes.

Research and development expenses increased by approximately 21.5 % to $2.3 million in the first quarter of 1998 from $1.9 million in the first quarter of 1997. This increase was primarily due to: (i) increased research contract expenses and purchases of materials for animal toxicology and other preclinical studies for the lead compound which is being developed by the Company for its Cognition Modulation program; and (ii) increased staffing and clinical research costs associated with preclinical and clinical development of ADCON(R)-P.

Selling, general and administrative expenses increased 15.2% to $1.2 million in the first quarter of 1998 compared to $1.1 million in the first quarter of 1997. This increase was primarily due to an increase in sales and marketing expenses resulting from the Company's preparations in anticipation of final approval by the FDA for ADCON(R)-L.

Depreciation and amortization expense was $87,000 in the first quarter of 1998 compared to $65,000 in the first quarter of 1997. The increase was primarily due to increased amortization resulting from leasehold improvements made in 1997 and 1996.

INTEREST INCOME

Net interest income decreased to $147,000 in the first quarter of 1998 from $237,000 in the first quarter of 1997. This decrease was due to lower cash and cash equivalents and short-term investment balances during the first quarter of 1998 as compared to the first quarter of 1997.

NET LOSS

The Company's net loss increased 25.7% to $2.2 million in the first quarter of 1998, compared to $1.7 million in the first quarter of 1997. The increase in net loss was a result of increased total expenses, which were slightly offset by increased revenues as discussed above. The basic and diluted net loss per common share was $0.29 in the first quarter of 1998, compared to $0.24 in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through the private placement and public offering of its equity securities, research contract licensing fees, and, to a lesser extent, through federally- sponsored research grants. Since its inception, the Company has received $49.3 million in net proceeds from equity financings. In addition, from its inception through March 31, 1998, the Company has recognized revenue of $9.7 million from its research collaboration agreement with Janssen, $3.2 million from product sales and $1.7 million from several federally sponsored research grants. The Company also has established a $1.5 million line of credit with a bank. As of March 31, 1998, the Company had no borrowings against the line of credit.

In order to preserve principal and maintain liquidity, the Company's funds are invested in commercial paper and other short-term investments. As of March 31, 1998 and December 31, 1997, the Company's cash and cash equivalents and short-term investments totaled $8.0 million and $11.5 million, respectively. The Company is currently evaluating possible alternative sites in Ohio, Massachusetts and North Carolina for its operations; however no definitive plans have been made as of the date hereof. The Company expects that its existing capital resources and interest earned thereon will enable the Company to maintain its current and planned operations at least through mid-1999. The Company may need to raise substantial additional capital to fund its operations prior to such time. The Company's future capital requirements will depend on, and could increase as a result of many factors, including, but not limited to, the costs for commercialization of ADCON(R)-L, the commercial success of its ADCON(R) family of products, the progress of the Company's research and development, including the costs related to its Cognition Modulation and AD programs, the scope, timing and results of preclinical studies and clinical trials, the cost and timing of obtaining regulatory approvals, its success in obtaining the strategic alliances required to fund certain of its programs, the rate of technological advances, determinations as to the commercial potential of certain of the Company's product candidates, the status of competitive products, the establishment of additional manufacturing capacity and the possible relocation of the Company's facilities.

In February 1997, the Company was awarded a Phase II SBIR Program grant, from NINDS for research evaluating histamine H3 receptor antagonists to treat ADHD. The grant has a two-year term and may provide as much as $750,000 in funding. If the Company is successful in other Phase I research, additional Phase II awards may be sought for funding to aid in further development of pharmaceutical compounds, however, there is no assurance that such Phase I research will be successful or that additional funding will be obtained. In addition, in the fourth quarter of 1997, the Company was awarded two Phase I SBIR grants for up to $100,000 each for NINDS and NINR divisions of the National Institute of Health.

The Company does not expect to generate a positive cash flow from operations for several years due to the substantial cost for commercialization of its ADCON(R) family of products, additional research and development cost for ADCON(R)-A (abdominal surgery), ADCON(R)-I (implant surgery) and ADCON(R)-C (cardiac surgery) and for costs related to its Cognition Modulation and AD programs, preclinical testing, clinical trials and operating expenses associated with supporting such activities.

The Company may raise additional funds through additional equity or debt financing, government grants, further corporate alliances, collaborative relationships, or otherwise. The Company may engage in these capital raising activities even if it does not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to the Company or, if available, that it will be on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research, development or clinical trials. If the Company seeks to obtain funds through arrangements with collaborative partners or others, such partners may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

YEAR 2000. The Company has conducted a review of its information systems to identify any issues that could be affected by the year 2000. Although the Company believes that its information systems are able to process year and data information beyond the year 1999, the Company is unable to determine the extent to which year 2000 issues will affect its independent distributors or its contract manufacturer in tracking sales, orders of shipments of the Company's devices or drugs, as the case may be. Any interruption in the manufacturing or marketing of the Company's products could have a material adverse effect on the Company's business, prospects, financial condition or results of operations.

FORWARD-LOOKING STATEMENTS. Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements." When used in this Report, the words "believes," "anticipates," "expects," "intends" and other predictive, interpretive and similar expressions are intended to identify such forwardlooking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of the Company to be different from expectations expressed or implied by such forward-looking statements. Such factors included, but are not limited to, the uncertainty of final regulatory approvals of the premarket approval application for ADCON(R)-L, including the timing and content of decisions made by the FDA, commercial uncertainty of market acceptance of the Company's ADCON(R) family of products, delays in product development of other ADCON(R) products, uncertainly due to the early stage of development for the therapeutic programs, the possible need for additional funding, the ability of the Company to establish and maintain collaborative arrangements with others, the potential market size for ADCON(R) products, the ability to renew research collaborations, the productivity of distributors of the ADCON(R) products, shortages of supply of ADCON(R) products from the Company's sole manufacturer, the lack of supply of raw materials for the Company's products, uncertainty of future profitability, uncertainties related the to the Company's proprietary rights in its products, particularly from the sole source supplier of certain key components for its ADCON products, the loss of key management, and personnel and technological change. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of other assumptions, risks, uncertainties, general economic and business conditions, and the business opportunities (or lack thereof) that may be presented to and pursued by the Company. Prospective investors are cautioned that any such statements are not indicative of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

                                     PART II
                                OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

A complaint was filed by Patti Palazola, a participant in a clinical trial for ADCON(R)-L, and her husband, Walter James Palazola, against Semmes-Murphy Clinic and the Company on March 14, 1997 in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis alleging, among other things, negligence and loss of consortium. The complaint sought damages in the amount of $2.5 million. The complaint alleged that the participant in the clinical trial underwent back surgery and subsequently developed an infection. On March 19, 1998, the suit was dismissed pursuant to the terms of the Full, Final and Complete Release, Settlement, Confidentiality and Indemnity Agreement, effective as of March 11, 1998 by and among the Company, Patti and Walter Palazola and certain other released parties.

A complaint was filed by the Company on September 8, 1997 in the United States District Court Northern District of Ohio, Eastern Division ("Court") against Dr. Jerry Silver and CWRU, requesting the Court to confirm that there was no error in the omission of Dr. Silver as a named inventor of the Company's United States Patent No. 5,605,938. The complaint was filed in response to repeated statements to the Company and the general public made by Dr. Silver and CWRU alleging that the inventorship of the patent was in error because Dr. Silver was not named. The complaint did not seek monetary damages. On March 17, 1998, the suit was dismissed pursuant to the terms and conditions of the Settlement Agreement, effective as of February 20, 1998, by and among the Company, CWRU and Dr. Silver

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company registered 2,300,000 shares of Common Stock in connection with its initial public offering on a Registration Statement on Form S-1, which went effective on October 18, 1995. The data below reflects the use of proceeds from such offering to the date of this Quarterly Report on Form 10-Q. All such proceeds were directly or indirectly paid to others pursuant to Rule 701(f)(4)(vii):

Construction                                                               0
Machinery and Equipment                                                    0
Real Estate                                                                0
Acquisition                                                                0
Repayment of Debt                                                          0
Working Capital                                                    1,265,000
Temporary Investments (specify)

      Commercial paper                                             5,508,000
      Corporate Bonds                                              2,534,000
      Other Short-Term Investments                                         0
Other:

      Clinical Trials                                              2,222,000
      Research and Development                                     5,455,000
      Sales and Marketing                                          2,590,000
      General Corporate Purposes                                      73,000

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1     Form of U.S. Manufacture Agents Agreement

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

Date: May 15, 1998                       GLIATECH INC.

                                   By:    /s/Rodney E. Dausch
                                      --------------------------
                                        Rodney E. Dausch
                                        Vice President, Chief Financial Officer
                                           and Secretary
                                        (Duly Authorized Officer and Principal
                                           Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                 Description of Exhibit                                                   Page Number
-----------                 ----------------------                                                   -----------

10.1                        Form of  U.S. Manufacture's Representative Agreement                          15

27.1                        Financial Data Schedule                                                       16