Form 10-Q
period 1998-06-30
GLIATECH INC
filed 1998-08-14
CIK 885741

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

     (mark one)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                         YES   X       NO
                             -----       ----

The number of shares outstanding of the registrant's Common Stock, $0.01 par value per share, as of August 7, 1998 was 9,913,070 shares.

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                                      INDEX

PART I.                          FINANCIAL INFORMATION                                   PAGE
-------                          ---------------------                                   ----
Item 1      Financial Statements:

            Consolidated Balance Sheets -                                                  1
            December 31, 1997 and June 30, 1998 (unaudited)

            Consolidated Statements of Operations -
            for the three months and six months ended June 30, 1997 and 1998 and for the period from inception of operations
            (August 31, 1988)  through June 30, 1998 (unaudited)                           2

            Consolidated Statements of Cash Flows for the six months ended June
            30, 1997 and 1998 and for the period from inception of operations
            (August 31, 1988) through June 30, 1998 (unaudited)                            3

            Notes to Consolidated Financial Statements                                     4

Item 2      Management's Discussion and Analysis of Financial Condition                   5-9
            and Results of Operations

Item 3      Quantitative and Qualitative Disclosures About Market Risk                    10


PART II.                         OTHER INFORMATION

Item 2      Changes in Securities and Use of Proceeds                                     11

Item 4      Submission of Matters to a Vote of Security-Holders                           12

Item 6      Exhibits and Reports on Form 8-K                                              13

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         GLIATECH INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS


                                                                          DECEMBER 31,            JUNE 30,
                                                                              1997                  1998
                                                                         ----------------      ----------------
                                                                                                 (unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                               $5,601,398           $24,893,363
      Short-term investments                                                   5,940,476             1,005,346
      Accounts receivable                                                        544,051               987,517
      Government grants receivable                                               207,080               293,457
      Inventories                                                                164,078               678,683
      Prepaid expenses and other                                                 278,714               193,011
                                                                         ----------------      ----------------

Total current assets                                                          12,735,797            28,051,377

Property and equipment, net                                                    1,277,519             1,374,388
Other assets, net                                                                792,072               811,271
                                                                         ----------------      ----------------

TOTAL ASSETS                                                                 $14,805,388           $30,237,036
                                                                         ================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable and other accrued expenses                              1,686,356             2,673,615
      Accrued compensation                                                       179,018                98,557
      Accrued clinical trial costs                                               690,885               947,628
      Deferred research contract revenue                                         809,359                72,362
                                                                         ----------------      ----------------

      Total current liabilities                                                3,365,618             3,792,162

Stockholders' equity:
      Common stock                                                                74,013                93,498
      Additional paid-in capital                                              53,379,810            72,801,619
      Deficit accumulated during the development stage                       (42,014,053)          (46,450,243)
                                                                         ----------------      ----------------

      Total stockholders' equity                                              11,439,770            26,444,874
                                                                         ----------------      ----------------

      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                              $14,805,388           $30,237,036
                                                                         ================      ================

                         GLIATECH INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                                                                  PERIOD FROM
                                                                                                                  INCEPTION OF
                                                                                                                   OPERATIONS
                                                                                                               (AUGUST 31, 1988)
                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED                THROUGH
                                                       JUNE 30                           JUNE 30                    JUNE 30
                                           ------------------------------  ---------------------------------   ------------------
                                               1997            1998              1997              1998              1998
                                           ------------   ---------------  ---------------   ---------------   ------------------
REVENUES
Product sales                                  337,324         1,150,870          681,980         1,662,370        4,368,315
Research contracts and licensing fees          738,500           738,500        1,477,000         1,477,000       10,420,219
Government grants                              100,682           259,923          151,022           410,257        1,910,972
                                            ----------        ----------       ----------        ----------      -----------
          Total revenues                     1,176,506         2,149,293        2,310,002         3,549,627       16,699,506

OPERATING COSTS AND EXPENSES
Cost of products sold                          138,963           297,832          263,704           464,666        1,601,061
Research and development                     1,971,480         2,379,389        3,826,409         4,632,403       38,630,722
Selling, general and administrative          1,120,426         1,750,347        2,190,331         2,983,220       21,562,850
Depreciation and amortization                   68,386            98,490          133,299           185,338        1,922,873
                                            ----------        ----------       ----------        ----------      -----------
          Total operating cost and expenses  3,299,255         4,526,058        6,413,743         8,265,627       63,717,506
                                            ----------        ----------       ----------        ----------      -----------
Loss from operations                        (2,122,749)       (2,376,765)      (4,103,741)       (4,716,000)     (47,018,000)
Interest Income, net                           217,179           133,001          453,991           279,809        3,531,778
Settlement of Claim                                  0                 0                0                 0       (2,025,000)
                                            ==========        ==========       ==========        ==========      ===========
NET LOSS                                    (1,905,570)       (2,243,764)      (3,649,750)       (4,436,191)     (45,511,222)
                                            ==========        ==========       ==========        ==========      ===========


Basic and diluted net loss per common share      (0.26)            (0.28)           (0.50)            (0.57)
                                            ==========        ==========       ==========        ==========

Shares used for purposes of computing
       basic and diluted net loss per
       common share                          7,346,836         8,044,761        7,341,461         7,768,980
                                            ==========        ==========       ==========        ==========

                         GLIATECH INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                              PERIOD FROM
                                                                                                             INCEPTION OF
                                                                                                              OPERATIONS
                                                                                                           (AUGUST 31, 1988)
                                                                                                                THROUGH
                                                                           SIX MONTHS ENDED                     JUNE 30,
                                                                    --------------------------------       -----------------
                                                                        1997                1998                   1998
                                                                     -----------         -----------           ------------

OPERATING ACTIVITIES
Net loss                                                             ($3,649,750)        ($4,436,191)          ($45,511,222)
Adjustments to reconcile net loss to net cash used in
  operating activities:
      Depreciation and amortization                                      133,299             185,338              1,922,873
      Patent Cost Write-off                                              100,000              49,998                557,740
      Loss on disposal of equipment                                            -                   -                102,000
      Compensation from issuance of stock and stock options                    -                   -                286,609
      Settlement of claim                                                      -                   -              2,025,000
      Changes in operating assets and liabilities:
          Accounts receivable                                           (116,473)           (443,466)              (987,517)
          Inventory                                                       53,738            (514,605)              (678,683)
          Government grants receivable and other assets                 (129,872)               (674)              (496,467)
          Accounts payable                                               302,552             987,262              2,666,947
          Deferred contract research revenue                            (738,500)           (737,000)                72,359
          Other liabilities                                              (23,503)            176,282              1,489,616
                                                                     -----------         -----------           ------------
Net cash used in operating activities                                 (4,068,509)         (4,733,056)           (38,550,745)
INVESTING ACTIVITIES
Sale (purchase) of investments, net                                    2,835,911           4,935,130             (1,005,346)
Payment for patent rights and trademarks                                 (96,903)            (91,347)            (1,463,904)
Payment of organization costs                                                  -                   -               (139,779)
Purchase of property and equipment                                      (196,992)           (260,057)            (2,659,620)
                                                                     -----------         -----------           ------------
Net cash provided by (used in)  investing activities                   2,542,016           4,583,726             (5,268,649)
FINANCING ACTIVITIES
Payment of demand note from bank                                               -                   -                      -
Principal payments on capital lease obligations                                -                   -               (565,601)
Proceeds from sale and leaseback                                               -                   -                 75,131
Proceeds from issuance of Preferred Stock, net                                 -                   -             28,976,554
Proceeds from issuance of Common Stock, net                                    -          19,261,166             39,078,446
Proceeds from exercise of stock options                                  174,625             180,128                648,225
Proceeds from exercise of warrants                                             -                   -                500,001
                                                                     -----------         -----------           ------------
Net cash (used in) provided by financing activities                      174,625          19,441,294             68,712,756
                                                                     -----------         -----------           ------------

Increase (decrease) in cash and cash equivalents                      (1,351,868)         19,291,964             24,893,362
Cash and cash equivalents at beginning of period                       9,120,547           5,601,398                      -
                                                                     -----------         -----------           ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $7,768,679         $24,893,362            $24,893,362
                                                                     ===========         ===========           ============

See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Gliatech Inc. for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission.

The Company has been in the development stage, which requires the Company to report cumulative revenues and expenses, cumulative changes in financial position and changes in stockholders' equity since inception. In May 1998, ADCON(R)-L was approved by the United States Food and Drug Administration for sale in the United States. The Company anticipates that in the third quarter of 1998 sales in the United States will significantly increase and therefore, the Company will no longer be a development stage company.


Note 2.  Basic and Diluted Net Loss per Common share

Basic and diluted net loss per common share, for the three and six month periods ended June 30, 1998 and 1997, is based on the weighted average number of common shares outstanding.

Note 3. Public Offering of Common Stock

In June 1998, the Company sold 1,725,000 shares of Common Stock in a public offering. The Company received proceeds of approximately $19.5 million from such offering.

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

Since commencing operations in 1988, the Company has been a development stage company. The Company is engaged in research, development and commercialization of the ADCON family of products, which are proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit surgical scarring and adhesions. Based on European pivotal clinical studies and other compliance efforts and submission of data, the Company obtained regulatory clearance to affix CE Marking on ADCON(R)-L and ADCON(R)-T/N in August 1995 and January 1996, respectively, thereby allowing ADCON(R)-L and ADCON(R)-T/N to be marketed in the 19 European countries which recognize CE marking for lumbar disc surgery and tendon and peripheral nerve surgeries respectively. ADCON(R)-L and ADCON(R)-T/N are currently being marketed in 29 countries outside the U.S. through independent medical device distributors. On May 27, 1998, the Company received approval to market ADCON(R)-L in the U.S. from the U.S. Food and Drug Administration ("FDA"). In addition, the Company signed a development and exclusive license agreement in December 1996 with Chugai for the sale of ADCON(R)-L and ADCON(R)-T/N in Japan. The Company is also pursuing the development of small molecule drug candidates for the treatment of several nervous system disorders, including Attention Deficit Hyperactive Disorder ("ADHD"), sleep disorders, anxiety and Alzheimer's disease ("AD"). In October 1994, the Company entered into a strategic alliance with Janssen Pharmaceutica, N.V. of Belgium ("Janssen") to collaborate on the discovery and development of therapeutic models to treat AD. In September 1995, the scope of the alliance was expanded and the current arrangement extends through October 1998.

Since inception, the Company's revenues have been primarily from contract research payments relating to its strategic alliance with Janssen. The Company has also received revenues from product sales of ADCON(R)-L and ADCON(R)-T/N outside the U.S. and revenues from product sales within the U.S. beginning in mid-June 1998. The Company also receives revenues from various government grants awarded to the Company. The Company anticipates that a significant portion of revenue from product sales will be derived from its ADCON(R) family of products, primarily ADCON(R)-L. In June 1998, the Company received proceeds of approximately $19.5 million in connection with the completion of a public offering of 1,725,000 shares of Common Stock. The Company currently is a development stage company, which requires the Company to report cumulative revenues and expenses, cumulative changes in financial position and changes in stockholders equity since inception. In May 1998, ADCON(R)-L was approved by the FDA for sale in the U.S. As a result the Company anticipates that in the third quarter of 1998 sales in the U.S. will significantly increase and therefore, the Company will no longer be a development stage company.

The Company has had net operating losses since its inception and expects such losses to continue unless and until such time as revenues are sufficient to fund its current operations. The Company has accumulated a deficit of $46.5 million for the period from inception of operations (August 31, 1988) through June 30, 1998. The Company expects to continue to incur a loss over at least the next several years and the amount of future net losses and time required by the Company to reach profitability are uncertain.


RESULTS OF OPERATIONS

For the three and six months periods ended June 30, 1998 and 1997.


REVENUES

Total revenues increased 82.7% to $2.1 million in the second quarter of 1998 from $1.2 million in the second quarter of 1997 and 53.7% to $3.6 million in the first six months of 1998 from $2.3 million in the first six months of 1997. The increase in total revenues is primarily the result of an increase in product sales which more than tripled to $1.2 million in the second quarter of 1998 from $337,324 in the second quarter of 1997. This increase in product sales resulted primarily from the commercialization in the U.S. of the Company's first product, ADCON(R)-L. ADCON(R)-L was approved for marketing in the U.S. by the FDA in May 1998. The Company commenced sales of ADCON(R)-L in the U.S. in mid-June 1998.


The Company's government-funded grant revenues increased 158.2% to $259,923 in the second quarter of 1998 from $100,682 in the second quarter of 1997 and increased 171.1% to $410,257 in the first six month of 1998 compared to $151,022 in the first six months of 1997. This increase was a result of a higher level of government funded revenues primarily due to the award in February 1997 of a Phase II Small Business Innovation Research ("SBIR") Program two year grant from the National Institute of Neurological Disorders and Stroke ("NINDS") for research to evaluate the histamine H3 receptor antagonists. The increase is also the result of an award in the second quarter of 1998 of two $97,500 Phase I SBIR Program grants from NIH for additional drug development research.


OPERATING COSTS AND EXPENSES

Total operating expenses increased by 37.2% to $4.5 million in the second quarter of 1998, compared to $3.3 million in the second quarter of 1997, and increased 28.9% to $8.3 million in the first six months of 1998 compared to $6.4 million in the first six months of 1997. Cost of products sold increased 114.3% to $297,832 in the second quarter of 1998 compared to $138,963 in the second quarter of 1997, but decreased, as a percentage of product sales, in the second quarter of 1998 to 25.9% from 41.2% in the second quarter of 1997. Cost of products sold increased 76.2% in the first six months of 1998 to $464,666 compared to $263,704 in the first six month of 1997 but decreased as a percentage of products sales in the first six months of 1998 to 28% from 38.7% in the first six months of 1997. The percentage decrease in both the second quarter and in the first six months of 1998 were primarily due to: (i) increased production volumes and (ii) the favorable impact of the unit sales prices of ADCON(R)-L in the United States

Research and development expenses increased by 20.7 % to $2.4 million in the second quarter of 1998 from $2.0 million in the second quarter of 1997 and increased 21.1% to $4.6 million in the first six months of 1998 from $3.8 million in the first six months of 1997. This increase was primarily due to: (i) increased research contract expenses and purchases of materials for animal toxicology and other preclinical studies for the lead compound which is being developed by the Company for its cognition modulation program; and (ii) increased staffing and clinical research costs associated with the completed pilot clinical trial of ADCON(R)-P.

Selling, general and administrative expenses increased 56.2% to $1.8 million in the second quarter of 1998 compared to $1.1 million in the second quarter of 1997 and increased 36.2% to $3.0 million in the first six months of 1998 from $2.2 million in the first six months of 1997. This increase was primarily due to an increase in the sales and marketing expenses resulting from the Company's preparation for the sale of ADCON(R)-L in the U.S.

Depreciation and amortization expense increased 44% to $98,490 in the second quarter of 1998 compared to $68,386 in the second quarter of 1997 and increased 39% to $185,338 in the first six months of 1998 compared to $133,299 in 1997. The increase was primarily due to increased amortization resulting from leasehold improvements made in 1997.

INTEREST INCOME

Net interest income decreased to $133,001 in the second quarter of 1998 from $217,179 in the second quarter of 1997 and decreased to $279,809 in the first six months in 1998 from $453,991 in the first six months in 1997. This decrease in both periods was due to lower cash, cash equivalents and short-term investment balances during the first and second quarters of 1998 as compared to the first and second quarters of 1997.

NET LOSS

Gliatech's net loss increased 17.7% to $2.2 million in the second quarter of 1998, compared to $1.9 million in the second quarter of 1997 and increased 21.5% to $4.4 million for the first six months of 1998 from $3.7 million in the first six months of 1997. The increase in net loss is a result of increased total expenses, which were slightly offset by increased revenues as discussed above. The basic and diluted net loss per common share was $0.28 in the second quarter of 1998, compared to $0.26 in the second quarter of 1997 and $0.57 in the first six months of 1998, compared to $0.50 in the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through the private placement and public offering of its equity securities, research contract licensing fees, and, to a lesser extent, through federally sponsored research grants. In June 1998, the Company raised additional funds through a public offering of 1,725,000 shares of its Common Stock at a price of $12.00 per share, including the exercise of the over-allotment option of 225,000 shares. The shares were sold through a group of underwriters for whom Cowen & Company, Furman Selz LLC and Vector Securities International, Inc. acted as managing underwriters. Since its inception, the Company has received $68.7 million in net proceeds from equity financings. In addition, from its inception through June 30, 1998, the Company has recognized revenue of $10.4 million from its research collaboration agreement with Janssen, $4.4 million from product sales and $1.9 million from several federally sponsored research grants. The Company also has established a $1.5 million line of credit with a bank. As of June 30, 1998, the Company had no borrowings against the line of credit.

In order to preserve principal and maintain liquidity, the Company's funds are invested in commercial paper and other short-term investments. As of June 30, 1998 and December 31, 1997, the Company's cash and cash equivalents and short-term investments totaled $25.9 million and $11.5 million, respectively. The Company expects that its existing capital resources and interest earned thereon will enable the Company to maintain its current and planned operations at least through mid-2000.

In February 1997, the Company was awarded a Phase II SBIR Program grant, from NINDS for research evaluating histamine H3 receptor antagonists to treat ADHD. The grant has a two-year term and may provide as much as $750,000 in funding. If the Company is successful in other Phase I research, additional Phase II awards may be sought for funding to aid in further development of pharmaceutical compounds, however, there is no assurance that such Phase I research will be successful or that additional funding will be obtained. In addition, in the second quarter of 1998, the Company was awarded two Phase I SBIR grants for up to $97,500 each form National Heart, Lung and Blood Institute and National Institute of Mental Health both divisions of the National Institute of Health.

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

The Company may raise additional funds through additional equity or debt financing, government grants, future corporate alliances, collaboration relationships or otherwise. The Company may engage in these capital raising activities even if it does not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to the Company or, if available, that it will be on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result. If the Company seeks to obtain funds through arrangements with collaborative partners or others, such partners may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

YEAR 2000. The Company has conducted a review of its information systems to identify any issues that could be affected by the year 2000. The Company believes that its network information systems, including Network Operating System (NOS) software and Enterprise Resource Planning (ERP) software have been thoroughly tested as Year 2000 compliant, and should be able to process year and data information beyond the year 1999, however, there can be no assurance that the Company's information systems will prove to be year 2000 compliant. Further, the Company has yet to determine the extent to which year 2000 issues will affect its independent distributors, independent manufacturers' agents, or its contract manufacturer in tracking sales and orders of shipments of the Company's devices or drugs, as the case may be. Any interruption in the manufacturing or marketing of the Company's products could have a material adverse effect on the Company's business, prospects, financial condition or results of operations.

FORWARD-LOOKING STATEMENTS. Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements." When used in this Report, the words "believes," "anticipates," "expects," "intends" and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of the Company to be different from expectations expressed or implied by such forward-looking statements. Such factors included, but are not limited to, commercial uncertainty of market acceptance of the Company's ADCON(R) family of products, delays in product development of other ADCON(R) products, including the timing and content of decisions made the FDA, uncertainty due to the early stage of development for the therapeutic programs, the possible need for additional funding, the ability of the Company to establish and maintain collaborative arrangements with others, the potential market size for ADCON(R) products, the ability to renew research collaborations, the productivity of distributors of the ADCON(R) products, shortages of supply of ADCON(R) products from the Company's sole manufacturer, the lack of supply of raw materials for the Company's products, uncertainty of future profitability, uncertainties related the to the Company's proprietary rights in its products, the loss of key management, and personnel and technological change. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of other assumptions, risks, uncertainties, general economic and business conditions, and the business opportunities (or lack thereof) that may be presented to and pursued by the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

ITEM 3               QUANTITATIVE AND QUALITATIVE DISCLOSURE
                              ABOUT MARKET RISK


Not applicable

                                     PART II
                                OTHER INFORMATION



ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company registered 2,300,000 shares of Common Stock in connection with its initial public offering on a Registration Statement on Form S-1, which went effective on October 18, 1995. The data below reflects the use of proceeds from such offering to the date of this Quarterly Report on Form 10-Q. All such proceeds were directly or indirectly paid to others pursuant to Rule 701(f)(4)(vii):

Construction                                                          0
Machinery and Equipment                                               0
Real Estate                                                           0
Acquisition                                                           0
Repayment of Debt                                                     0
Working Capital                                                 532,000
Temporary Investments (specify)
        Commercial paper                                      4,453,000
        Corporate Bonds                                       2,010,000
        Other Short-Term Investments                            175,000
        Other:
        Clinical Trials                                       2,503,000
        Research and Development                              6,618,000
        Sales and Marketing                                   3,283,000
        General Corporate Purposes                               73,000

                                   PART II
                              OTHER INFORMATION

ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On May 20, 1998, at the Annual Meeting of Stockholders of Gliatech Inc., the stockholders took the following actions:

(1) Elected as Directors all nominees designated in the Proxy Statement dated April 13, 1998; and

(2) Approved the appointment of the independent certified public accountants of the Company for the current fiscal year.


The Directors were elected pursuant to the following vote:

                                                                        BROKER
NOMINEE                 FOR               WITHHELD      ABSTAIN        NON-VOTE

Thomas O. Oesterling   6,034,644           68,506        ----           ----

Robert P. Pinkas       6,035,678           67,472        ----           ----

In addition, the following Directors' term of office continued after the meeting: Robert P. Pinkas, Thomas O. Oesterling, Ph.D., Allen H. Ford, Theodore
E. Haigler, Jr., Ronald D. Henriksen, Irving S. Shapiro, and John L. Ufheil.


The approval of appointment of Ernst & Young LLP as independent certified public accountants to the Company for its current fiscal year was approved by the following vote:

                                                                       BROKER
FOR            AGAINST        WITHHELD         ABSTAIN                NON-VOTE

6,082,835      17,470             0             2,845                   ----

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        27.1   Financial data schedule

(b)     Reports on Form 8-K

        The Company filed a Current Report on Form 8-K on May 28, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersgned thereunto duly authorized.

                                     GLIATECH INC.
Date: August 14, 1998


                                     By: /s/ Rodney E. Dausch
                                         -------------------------
                                         Rodney E. Dausch
                                         Vice President, Chief Financial Officer
                                           and Secretary
                                         (Duly Authorized Officer and Principal
                                           Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.        Description of Exhibit              Page Number
-----------        ----------------------              -----------

27.1               Financial Data Schedule                  16