Form 10-Q/A
period 1998-06-30
GLIATECH INC
filed 1998-11-13
CIK 885741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-Q/A

(mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-20096

                                  GLIATECH INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 34-1587242
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

        23420 COMMERCE PARK ROAD                           44122
             CLEVELAND, OHIO                             (Zip Code)
 (Address of principal executive offices)

                                 (216) 831-3200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X   NO
                                   ---     ---

The number of shares outstanding of the registrant's Common Stock, $0.01 par value per share, as of August 7, 1998 was 9,352,348 shares.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 1998


                                        GLIATECH INC.

                                        By:  /s/ Rodney E. Dausch
                                            ---------------------------
                                            Rodney E. Dausch,
                                            Vice President, Chief Financial
                                              Officer and Secretary
                                            (Duly Authorized Officer
                                            and Principal Financial and
                                            Accounting Officer)