Form 10-Q
period 1998-09-30
GLIATECH INC
filed 1998-11-16
CIK 885741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

The number of shares outstanding of the registrant's Common Stock, $0.01 par value per share, as of November 11 1998 was 9,374,475 shares.



                         GLIATECH INC. AND SUBSIDIARIES

                                      INDEX


PART I.                      FINANCIAL INFORMATION                                    PAGE
                                                                                      ----
Item 1     Financial Statements:

           Consolidated Balance Sheets -                                                1
           December 31, 1997 and September 30, 1998 (unaudited)

           Consolidated Statements of Operations -
           for the three months and nine months ended
           September 30, 1997 and 1998 (unaudited)                                      2

           Consolidated Statements of Cash Flows -
           for the nine months ended September 30, 1997 and 1998 (unaudited)            3

           Notes to Consolidated Financial Statements                                   4

Item 2     Management's Discussion and Analysis of Financial Condition                5-11
           and Results of Operations

Item 3     Quantitative and Qualitative Disclosures About Market Risk                  12


PART II.                            OTHER INFORMATION

Item 2     Changes in Securities and Use of Proceeds                                   13

Item 6     Exhibits and Reports on Form 8-K                                            14



                                                  PART I - FINANCIAL INFORMATION

                                                   ITEM 1. FINANCIAL STATEMENTS

                                                  GLIATECH INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS


                                                                                DECEMBER 31,            SEPTEMBER 30,
                                                                                   1997                      1998
                                                                               --------------           -------------
                                                                                                         (unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                                               $  5,601,398             $ 13,563,998
       Short-term investments                                                     5,940,476               11,700,000
       Accounts receivable                                                          544,051                2,025,686
       Government grants receivable                                                 207,080                  382,295
       Inventories                                                                  164,078                  121,539
       Prepaid expenses and other                                                   278,714                  350,631
                                                                               ------------             ------------

Total current assets                                                             12,735,797               28,144,149

Property and equipment, net                                                       1,277,519                1,377,888
Other assets, net                                                                   792,072                  823,990
                                                                               ------------             ------------

TOTAL ASSETS                                                                   $ 14,805,388             $ 30,346,027
                                                                               ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable and other accrued expenses                                1,686,356                2,792,641
       Accrued compensation                                                         179,018                  751,299
       Accrued clinical trial costs                                                 690,885                  861,628
       Deferred research contract revenue                                           809,359                   73,859
                                                                               ------------             ------------

       Total current liabilities                                                  3,365,618                4,479,427

Stockholders' equity:
       Common stock                                                                  74,013                   93,745
       Additional paid-in capital                                                53,379,810               72,534,687
       Accumulated deficit                                                      (42,014,053)             (46,761,832)
                                                                               ------------             ------------

       Total stockholders' equity                                                11,439,770               25,866,600
                                                                               ------------             ------------

       TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                               $ 14,805,388             $ 30,346,027
                                                                               ============             ============














See notes to consolidated financial statements



                                                  GLIATECH INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (unaudited)


                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                       -------------------------------        -------------------------------
                                                            1997               1998               1997               1998
                                                       -------------       -----------        -----------        ------------

REVENUES
Product sales                                               402,250          5,271,854          1,084,230          6,934,224
Research contracts and licensing fees                       738,500            738,500          2,215,500          2,215,500
Government grants                                           100,682            186,941            251,704            597,199
                                                        -----------        -----------        -----------        -----------
          Total revenues                                  1,241,432          6,197,295          3,551,434          9,746,923

OPERATING COSTS AND EXPENSES
Cost of products sold                                       151,658          1,061,879            415,362          1,526,545
Research and development                                  1,554,147          2,732,029          5,380,556          7,364,432
Selling, general and administrative                       1,135,136          2,921,730          3,325,467          5,904,950
Depreciation and amortization                                74,140            103,490            207,439            288,829
                                                        -----------        -----------        -----------        -----------
          Total operating cost and expenses               2,915,081          6,819,128          9,328,824         15,084,756
                                                        -----------        -----------        -----------        -----------
Loss from operations                                     (1,673,649)          (621,833)        (5,777,390)        (5,337,833)
Interest Income, net                                        193,303            310,244            647,294            590,053
                                                        -----------        -----------        -----------        -----------
NET LOSS                                                 (1,480,346)          (311,589)        (5,130,096)        (4,747,780)
                                                        ===========        ===========        ===========        ===========


Basic and diluted net loss per common share                   (0.20)             (0.03)             (0.70)             (0.58)
                                                        ===========        ===========        ===========        ===========

Shares used for purposes of computing
   basic and diluted net loss per common share            7,358,148          9,362,599          7,347,430          8,248,341
                                                        ===========        ===========        ===========        ===========

















See notes to consolidated financial statements.


                                                  GLIATECH INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)




                                                                                          NINE MONTHS ENDED
                                                                                   -----------------------------------
                                                                                           1997               1998
                                                                                   ----------------    ---------------
OPERATING ACTIVITIES
Net loss                                                                               ($5,130,096)       ($4,747,780)
Adjustments to reconcile net loss to net cash used in
  operating activities:
       Depreciation and amortization                                                       207,439            288,829
       Patent Cost Write-off                                                               150,000             74,997
       Changes in operating assets and liabilities:
            Accounts receivable                                                           (115,048)        (1,481,635)
            Inventory                                                                      119,590             42,539
            Government grants receivable and other assets                                 (113,978)          (247,132)
            Accounts payable and other accrued expenses                                    399,907          1,106,285
            Deferred contract research revenue                                            (738,500)          (735,500)
            Other liabilities                                                              (57,294)           743,024
                                                                                   ----------------    ---------------
Net cash used in operating activities                                                   (5,277,980)        (4,956,373)
INVESTING ACTIVITIES
Sale (purchase) of investments, net                                                      5,208,665         (5,759,524)
Payment for patent rights and trademarks                                                  (125,178)          (150,140)
Purchase of property and equipment                                                        (325,345)          (345,973)
                                                                                   ----------------    ---------------
Net cash provided by (used in)  investing activities                                     4,758,142         (6,255,637)
FINANCING ACTIVITIES
Proceeds from issuance of Common Stock, net                                                      0         18,858,937
Proceeds from exercise of stock options                                                    249,625            315,673
                                                                                   ----------------    ---------------
Net cash provided by financing activities                                                  249,625         19,174,610
                                                                                   ----------------    ---------------

(Decrease) increase in cash and cash equivalents                                          (270,213)         7,962,600
Cash and cash equivalents at beginning of period                                         9,120,547          5,601,398
                                                                                   ----------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $8,850,334        $13,563,998
                                                                                   ================    ===============











See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Gliatech Inc. for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission.

Since commencing operations in 1988, the Company had been a development stage company. However, due to the introduction of its first product, ADCON(R)-L, in the United States, which has resulted in significant product sales in the third quarter of 1998, the Company no longer considers itself a development stage company.


Note 2.   Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per common share, for the three and nine month periods ended September 30, 1998 and 1997, is based on the weighted average number of common shares outstanding.

ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company is engaged in research, development and commercialization of the ADCON family of products, which are proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit surgical scarring and adhesions. Based on European pivotal clinical studies and other compliance efforts and submission of data, the Company obtained regulatory clearance to affix CE Marking on ADCON(R)-L and ADCON(R)-T/N in August 1995 and January 1996, respectively, thereby allowing ADCON(R)-L and ADCON(R)-T/N to be marketed in the 19 European countries which recognize CE Marking for lumbar disc surgery and tendon and peripheral nerve surgeries, respectively. ADCON(R)-L and ADCON(R)-T/N are currently being marketed in 29 countries outside the U.S. through independent medical device distributors. On May 27, 1998, the Company received approval to market ADCON(R)-L in the U.S. from the U.S. Food and Drug Administration ("FDA"). In addition, the Company signed a development and exclusive license agreement in December 1996 with Chugai for the sale of ADCON(R)-L and ADCON(R)-T/N in Japan. The Company is also pursuing the development of small molecule drug candidates for the treatment of several nervous system disorders, including Attention Deficit Hyperactive Disorder ("ADHD"), sleep disorders, anxiety and Alzheimer's disease ("AD"). In October 1994, the Company entered into a strategic alliance with Janssen Pharmaceutica, N.V. of Belgium ("Janssen") to collaborate on the discovery and development of therapeutic models to treat AD. The Company is currently negotiating to extend the term of this arrangement.

Historically, the Company's revenues were primarily from contract research payments relating to its strategic alliance with Janssen. Since June 1998, however, revenues have primarily consisted of product sales of ADCON(R)-L in the United States. The Company also receives revenues from product sales of ADCON(R)-L and ADCON(R)-T/N outside the U.S. and from various government grants awarded to the Company. Since commencing operations in 1988, the Company had been a development stage company. However, due to the introduction of its first product, ADCON(R)-L, in the United States which has resulted in significant product sales in the third quarter of 1998, the Company no longer considers itself a development stage company. The Company anticipates that over the next several years a significant portion of revenue from product sales will be derived from its ADCON(R) family of products, primarily ADCON(R)-L. In June 1998, the Company received proceeds of approximately $18.9 million in connection with the completion of a public offering of 1,725,000 shares of Common Stock.

RESULTS OF OPERATIONS

For the three and nine months periods ended September 30, 1998 and 1997.


REVENUES

Total revenues increased 399.2% to $6.2 million in the third quarter of 1998 from $1.2 million in the third quarter of 1997 and 174.5% to $9.7 million in the first nine months of 1998 from $3.6 million in the first nine months of 1997. The increase in total revenues is primarily the result of an increase in product sales, which increased more than tenfold to $5.3 million in the third quarter of 1998 from $402,250 in the third quarter of 1997. This increase in product sales resulted primarily from the commercialization in the U.S. of the Company's first product, ADCON(R)-L. ADCON(R)-L was approved for marketing in the U.S. by the FDA in May 1998. The Company commenced sales of ADCON(R)-L in the U.S. in June 1998.

The Company's government-funded grant revenues increased 85.7% to $186,941 in the third quarter of 1998 from $100,682 in the third quarter of 1997 and increased 137.3% to $597,199 in the first nine months of 1998 compared to $251,704 in the first nine months of 1997. This increase was a result of a higher level of government funded revenues primarily due to the award in February 1997 of a Phase II Small Business Innovation Research ("SBIR") Program two year grant from the National Institute of Neurological Disorders and Stroke ("NINDS") for research to evaluate the histamine H3 receptor antagonists. The increase is also the result of an award in the second quarter of 1998 of two $97,500 Phase I SBIR Program grants from the National Institute of Health ("NIH") for additional drug development research.


OPERATING COSTS AND EXPENSES

Total operating expenses increased by 133.9% to $6.8 million in the third quarter of 1998, compared to $2.9 million in the third quarter of 1997, and increased 61.7% to $15.1 million in the first nine months of 1998 compared to $9.3 million in the first nine months of 1997. Cost of products sold increased 600.2% to $1.1 million in the third quarter of 1998 compared to $151,658 in the third quarter of 1997, but decreased, as a percentage of product sales, in the third quarter of 1998 to 20.1% from 37.7% in the third quarter of 1997. Cost of products sold increased 267.5% in the first nine months of 1998 to $1.5 million compared to $415,362 in the first nine months of 1997, but decreased as a percentage of products sales in the first nine months of 1998 to 22.0% from 38.3% in the first nine months of 1997. The percentage decrease in both the third quarter and in the first nine months of 1998 were primarily due to: (i) increased production volumes and (ii) the favorable impact of the unit sales prices of ADCON(R)-L in the United States.

Research and development expenses increased by 75.8 % to $2.7 million in the third quarter of 1998 from $1.6 million in the third quarter of 1997 and increased 36.9% to $7.4 million in the first nine months of 1998 from $5.4 million in the first nine months of 1997. This increase was primarily due to: i) an increase in development expenses for the Company's lead compound for its cognition modulation program, which will begin a human clinical trial in the fourth quarter of 1998 and ii) increased clinical research costs associated with the pilot clinical trial of ADCON(R)-P, which was completed in the third quarter of 1998.

Selling, general and administrative expenses increased 157.4% to $2.9 million in the third quarter of 1998 compared to $1.1 million in the third quarter of 1997 and increased 77.6% to $5.9 million in the first nine months of 1998 from $3.3 million in the first nine months of 1997. This increase was primarily due to an increase in the sales and marketing expenses and sales commissions resulting from the sales and marketing of ADCON(R)-L in the U.S.

Depreciation and amortization expense increased 39.6% to $103,490 in the third quarter of 1998 compared to $74,140 in the third quarter of 1997 and increased 39.2% to $288,829 in the first nine months of 1998 compared to $207,439 in 1997. The increase was primarily due to increased amortization resulting from leasehold improvements made in 1997.

INTEREST INCOME

Net interest income increased to $310,244 in the third quarter of 1998 from $193,303 in the third quarter of 1997 and decreased to $590,053 in the first nine months in 1998 from $647,294 in the first nine months in 1997. This increase in the third quarter is due to carrying higher cash balances due to the proceeds from the public offering in June 1998. The decrease in the first nine months was due to lower cash, cash equivalents and short-term investment balances during the first and second quarters of 1998 as compared to the first and second quarters of 1997.


NET LOSS

Gliatech's net loss decreased to $311,589 in the third quarter of 1998 compared to $1.5 million in the third quarter of 1997 and decreased to $4.7 million for the first nine months of 1998 from $5.1 million in the first nine months of 1997. The decrease in net loss is a result of ADCON(R)-L product sales in the U.S., offset slightly by an increase in total expenses. The basic and diluted net loss per common share was $0.03 in the third quarter of 1998, compared to $0.20 in the third quarter of 1997 and $0.58 in the first nine months of 1998, compared to $0.70 in the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations primarily through the private placement and public offering of its equity securities, research contract licensing fees, and, to a lesser extent, through federally sponsored research grants. In June 1998, the Company raised additional funds through a public offering of 1,725,000 shares of its Common Stock at a price of $12.00 per share, including the exercise of the over-allotment option of 225,000 shares. The shares were sold through a group of underwriters for whom Cowen & Company, Furman Selz LLC and Vector Securities International, Inc. acted as managing underwriters. The Company also has established a $1.5 million line of credit with a bank. As of September 30, 1998, the Company had no borrowings against the line of credit.

In order to preserve principal and maintain liquidity, the Company's funds are invested in commercial paper and other short-term investments. As of September 30, 1998 and December 31, 1997, the Company's cash and cash equivalents and short-term investments totaled $25.3 million and $11.5 million, respectively. The Company expects that its existing capital resources, interest earned thereon, and product sales will enable the Company to maintain its current and planned operations at least through mid-2000.

In February 1997, the Company was awarded a Phase II SBIR Program grant, from NINDS for research evaluating histamine H3 receptor antagonists to treat ADHD. The grant has a two-year term and may provide as much as $750,000 in funding. If the Company is successful in other Phase I research, additional Phase II awards may be sought for funding to aid in further development of pharmaceutical compounds, however, there is no assurance that such Phase I research will be successful or that additional funding will be obtained. In addition, in the second quarter of 1998, the Company was awarded two Phase I SBIR grants for up to $97,500 each from National Heart, Lung and Blood Institute and National Institute of Mental Health both divisions of the NIH.

The Company does not expect to generate a positive cash flow from operations for at least the next twelve months due to the substantial cost for commercialization of its ADCON(R) family of products, additional research and development cost for ADCON(R)-P (peritoneal cavity), ADCON(R)-A (abdominal surgery), ADCON(R)-I (implant surgery) and ADCON(R)-C (cardiac surgery) and for costs related to its Cognition Modulation and Alzheimer's disease programs, preclinical testing, clinical trials and operating expenses associated with supporting such activities.

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

YEAR 2000. The Year 2000 issue results from computer programs and systems that were created to accept only two digit dates. Such systems may not be able to distinguish 20th century dates from 21st century dates. This could result in miscalculations and system failures that could inhibit the Company's ability to engage in normal business activities.

The following discussion of the implications of the Year 2000 issue for the Company contains numerous forward-looking statements. The cost of the

Company's Year 2000 project and the date upon which the Company plans to complete its internal modifications are based upon management's best estimates, which were derived utilizing a number of assumptions of future events, including the continued availability of internal and external resources, third party modifications and other factors. Although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that these estimates and timetable will be achieved and actual results could differ materially from those anticipated.

In addition, the Company relies upon the computer systems of certain third parties such as customers, suppliers and financial institutions. Although the Company is assessing the readiness of these third parties and preparing contingency plans, there can be no assurance that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse effect on the Company.

State of Readiness. In 1998, the Company commenced a program intended to mitigate and prevent the adverse effect of the Year 2000 issue. This program consists of the following phases:

          AWARENESS PHASE-development of a detailed strategic approach to address the Year 2000 issues;

          ASSESSMENT PHASE-an assessment of all computer systems, software, building infrastructure components and equipment with embedded technology to identify each item that will require date code remediation and an assessment and certification of third parties' Year 2000 compliance;

          REMEDIATION PHASE-implementation of code enhancements, hardware and software upgrades, systems replacements, vendor and customer assurances, contingency planning and other associated changes; and

          VALIDATION PHASE-testing of systems for Year 2000 readiness.

The Awareness Phase has been completed. The Company expects the Assessment and Remediation Phases to be substantially completed by the end of the second quarter of 1999. The Company's Remediation Phase consists of numerous individual projects that vary in size, materiality and importance. The Company has established a Year 2000 project team that is currently reviewing information technology ("IT") systems and non-IT systems that could be affected by this issue. The Company believes that its network information systems, including Network Operating System (NOS) software and Enterprise Resource Planning (ERP) software have been thoroughly tested as Year 2000 compliant, and should be able to process year and data information beyond the year 1999. While the manufacture of the Company's products are not dependent on computer chip driven processes, any interruption in receipt of supplies, delivery of goods by outside carriers, or processing of orders by distributors could have a material adverse effect on the Company's business, prospects, financial condition or result of operations. The Company will be communicating its Year 2000 status to all of its existing customers and vendors by the end of the calendar year 1998. In this communication, the Company will be requesting that these same customers and vendors respond with their Year 2000 status. The Company will maintain a database of customers and vendors who have and have not responded to such inquiry, and the Company will promptly submit further inquiries to certain of such third parties as business requirements dictate. However, there can be no assurance that these measures will prevent any material adverse effect on the operations and business of the Company if such suppliers and business partners fail to convert their systems before December 31, 1999.

Costs. The Company expects to primarily utilize internal resources to reprogram, replace and test its computer systems, software, equipment and building infrastructure components for Year 2000 modifications. The Company estimates that Year 2000 expenditures will be less than $150,000 and will be funded by normal operating cash flow. All Year 2000 expenditures are expensed as incurred and are not expected to have a material effect on results of operations, liquidity or capital resources. As of September 30, 1998 approximately $6,000 of the estimated project cost have been incurred. The remaining costs are expected to be incurred evenly over the period up through January 31, 2000. These cost estimates may change as additional remediation and testing efforts progress.

Risks. The Year 2000 issue presents a number of risks and uncertainties that could affect the Company, including failure of utilities, competition for skilled personnel and disruption of Company operations due to system failures or operational failures of third parties. With respect to risks associated with the Company's computer systems and equipment, management believes that it will be able to make the necessary modifications and conversions in advance of the Year 2000. With respect to risks associated with the failure of computer systems or equipment of third parties, the Company could experience a material adverse impact on its operations if such third parties fail to make timely conversions or modifications. The most serious impact on the Company operations in this regard would result if basic services such as telecommunications, electric power, financial services and other non-IT processes were disrupted.

Contingency Plans. The Company is in the process of developing business resumption contingency plans specific to the Year 2000. These plans will address the actions that would be taken if critical business functions cannot be carried out in the normal manner upon entering the next century due to systems or third party failures. Management estimates that these contingency plans will be developed by the end of the second quarter of 1999.

EURO CONVERSION. Commencing January 1, 1999, eleven of the fifteen countries (the "Participating Countries") that are members of the European Union are scheduled to establish a new uniform currency known as the "Euro." The current currency in the Participating Countries will be phased out during the transition period commencing January 1, 1999 and ending January 1, 2002. During such transition period both the Euro and the current currency will be available in the Participating Countries. Although certain of the Company's products are being sold in the Participating Countries through independent distributors, the Company receives revenues from such sales in U.S. dollars. As a result, the Company does not anticipate that the introduction and use of the Euro will materially affect the Company's business, prospects, results of operations or financial condition.

FORWARD-LOOKING STATEMENTS. Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements." When used in this Report, the words "believes," "anticipates," "expects," "intends" and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of the Company to be different from expectations expressed or implied by such forward-looking statements. Such factors included, but are not limited to, commercial uncertainty of market acceptance of the Company's ADCON(R) family of products, delays in product development of ADCON(R) products, other than ADCON(R)-L, including the timing and content of decisions made by the FDA, uncertainty due to the early stage of development for the therapeutic programs, the possible need for additional funding, the ability of the Company to establish and maintain collaborative arrangements with others, the potential market size for ADCON(R) products, the ability to renew research collaborations, the ability of the Company, its customers and vendors to appropriately address year 2000 issues, the productivity of distributors of the ADCON(R) products, shortages of supply of ADCON(R) products from the Company's sole manufacturer, the lack of supply of raw materials for the Company's products, uncertainty of future profitability, uncertainties related to the Company's proprietary rights in its products, the loss of key management, and personnel and technological change. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of other assumptions, risks, uncertainties, general economic and business conditions, and the business opportunities (or lack thereof) that may be presented to and pursued by the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

ITEM 3                QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


Not applicable

                                     PART II
                                OTHER INFORMATION



ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company registered 2,300,000 shares of Common Stock in connection with its initial public offering on a Registration Statement on Form S-1, which went effective on October 18, 1995. The data below reflects the use of proceeds from such offering to the date of this Quarterly Report on Form 10-Q. All such proceeds were directly or indirectly paid to others pursuant to Rule 701(f)(4)(vii):

Construction                                                    0
Machinery and Equipment                                         0
Real Estate                                                     0
Acquisition                                                     0
Repayment of Debt                                               0
Working Capital                                           572,000
Temporary Investments (specify)
         Commercial paper                               2,819,000
         Corporate Bonds                                1,849,000
         Other Short-Term Investments                     176,000
         Other:
         Clinical Trials                                2,573,000
         Research and Development                       8,302,000
         Sales and Marketing                            3,283,000
         General Corporate Purposes                        73,000

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial data schedule

(b)      Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K for the period covered by this Quarterly Report on Form 10-Q

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 1998           GLIATECH INC.




                                  By:    /s/Rodney E. Dausch
                                        ---------------------------------------
                                         Rodney E. Dausch
                                         Vice President, Chief Financial Officer
                                           and Secretary
                                         (Duly Authorized Officer and Principal
                                           Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.           Description of Exhibit                   Page Number
-----------           ----------------------                   -----------

27.1                  Financial Data Schedule                       17