Form 10-K
period 1998-12-31
GLIATECH INC
filed 1999-03-05
CIK 885741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

                     Common Stock, $0.01 par value per share

         Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Annual Report or any amendment to this Form 10-K. [ ]

         Aggregate market value of Common Stock held by non-affiliates as of March 2, 1999 at a closing price of $26.00 per share as reported by the Nasdaq National Market was approximately $212,146,064. Shares of Common Stock held by each officer and director, their respective spouses, and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 2, 1999 was 9,467,773.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part of the following document is incorporated by reference to Part III of this Annual Report on Form 10-K: the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders (the "Proxy Statement").


                                  GLIATECH INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                PAGE
                                                                                                ----

PART I
         Item 1.           Business                                                               1
         Item 2.           Properties                                                            11
         Item 3.           Legal Proceedings                                                     12
         Item 4.           Submission of Matters to a Vote of Securityholders                    12
         Item 4A.          Executive Officers of the Company                                     12

PART II
         Item 5.           Market for Company's Common Equity and Related
                           Stockholder Matters                                                   13
         Item 6.           Selected Financial Data                                               14
         Item 7.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   15
         Item 7A.          Quantitative and Qualitative Disclosures About Market Risk            21
         Item 8.           Financial Statements and Supplementary Data                           21
         Item 9.           Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                   32

PART III
         Item 10.          Directors and Executive Officers of the Company                       32
         Item 11.          Executive Compensation                                                32
         Item 12.          Security Ownership of Certain Beneficial Owners and
                           Management                                                            32
         Item 13.          Certain Relationships and Related Transactions                        32

PART IV
         Item 14.          Exhibits, Financial Statement Schedules, and Reports
                           on Form 8-K.                                                          33

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Gliatech is engaged in the research, development and commercialization of ADCON, a family of proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit surgical scarring and adhesions. In addition to the ADCON family of medical devices, the Company is pursuing the development of small molecule drug candidates for the treatment of several central nervous system disorders, including Attention Deficit Hyperactive Disorder ("ADHD"), sleep disorders, anxiety and Alzheimer's Disease ("AD"). The Company is continuing to pursue its AD program through its strategic alliance with Janssen Pharmaceutica, N.V. of Belgium ("Janssen"), a wholly owned subsidiary of Johnson & Johnson. See "Neurologic Drug Development Programs--The Janssen Alliance." The discussion presented below should be read in conjunction with the Company's consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

GLIAL CELL-DERIVED TECHNOLOGIES

         The Company's ADCON family of products and the Company's two therapeutic programs, Cognition Modulation and AD, are based on the Company's research of glial cells. The ADCON family of products is based on research relating to the manner in which glial cells respond to scarring following damage to the central nervous system. The Cognition Modulation program is based on controlling the levels of the neurotransmitter, histamine, within the brain. For the AD program, the Company identified that, in the AD affected brain, glial cells release pro-inflammatory molecules which cause neuronal death. The Company believes that research into the function of glial cells will continue to provide opportunities for the development of products to fulfill critical, unmet medical needs.

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

         Clinical Results. To date, the Company has conducted clinical trials in the U.S. and in Europe. The Company's European pivotal multi-center double-blind clinical trial of ADCON-L was designed to test its safety and effectiveness in inhibiting excessive scarring and adhesions, as well as associated pain and other symptoms, following lumbar disc surgery. The study was conducted at nine academic neurosurgical centers in Switzerland, The Netherlands and Belgium and enrolled 298 patients. The Company also conducted a multi-center double-blind clinical trial of ADCON-L in the U.S. at 16 centers. The Company enrolled 371 patients in this trial.

         Marketing and Sales. In August 1995, the Company obtained regulatory clearances to affix CE Marking for ADCON-L, which allows the Company to market ADCON-L in the 19 European countries which recognize CE Marking. The Company currently markets ADCON-L in approximately 30 countries outside the U.S. through independent medical device distributors. The Company has entered into distribution agreements for the sale of ADCON-L in certain countries, including, without limitation, in: Argentina, Australia, Austria, Belgium, Canada, Denmark, Egypt, Finland, France, Germany, Greece, Iceland, Israel, Italy, Korea, Luxemburg, Mexico, The Netherlands, New Zealand, Norway, Portugal, the Republic of South Africa, Slovakia, Spain, Sweden, Switzerland and the United Kingdom (collectively, the "Distributing Countries"). In addition, the Company signed a development and exclusive license agreement in December 1996 with Chugai Pharmaceutical Co. Ltd.

("Chugai") for the sale of ADCON-L and ADCON-T/N in Japan. Chugai subsequently filed an application requesting regulatory approval to market such products in Japan.

         After receiving FDA approval to market ADCON-L in the U.S., the Company commenced sales in the U.S. in June 1998. In the U.S., the Company markets ADCON-L through a network of independent manufacturer's agents which serve the orthopaedic and neurosurgical markets. The Company utilizes approximately 30 of such independent organizations in order to market ADCON-L in the U.S. The sales representatives of these organizations are trained and managed by the sales personnel of the Company, which includes a National Sales Manager who is assisted by regional sales managers. In the U.S., the Company establishes the price of its products for sale to hospitals and the independent manufacturers' agents are reimbursed on a commissioned basis.

  ADCON-P

         ADCON-P is formulated as a proprietary, resorbable, carbohydrate polymer liquid which is applied directly into the peritoneal cavity during pelvic and gynecologic surgeries, such as reoperations to remove adhesions and uterine tumor surgeries. ADCON-P is designed to provide a physical barrier to inhibit scarring and adhesions which may bind the uterus, fallopian tubes or ovaries to the surrounding pelvic cavity.

         Development and Regulatory Status. In September 1997, the Company received approval from the FDA to initiate a pilot clinical trial for ADCON-P in the U.S. The double-blind clinical trial was conducted at six centers. The Company enrolled approximately 40 patients; approximately 20 patients for evaluation of ADCON-P in reoperations to remove adhesions and approximately 20 patients for evaluation of ADCON-P in uterine tumor surgeries. This study evaluated patients between one to three months after surgery to assess the incidence and extent of postsurgical scarring and adhesions. In November 1998, the Company received approval from the FDA to initiate a pivotal clinical trial for ADCON-P in the U.S. The Company commenced patient enrollment of its pivotal clinical trial in January 1999.

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

         Marketing and Sales. In January 1996, the Company obtained regulatory clearance to affix CE Marking for ADCON-T/N, which allows the Company to market ADCON-T/N in the 19 European countries which recognize CE Marking. The Company is currently marketing its ADCON-T/N medical device in the approximately 30 Distributing Countries through independent medical device distributors. The Company provides ongoing technical and marketing support through its Area Sales Managers, Marketing and Medical departments.

  Other ADCON Products

         The Company is also developing certain additional proprietary, resorbable, carbohydrate polymer medical devices and is currently conducting preclinical studies relating to applications of such ADCON technology in inhibiting scarring and adhesions in certain other surgical procedures. Due to the differences in the body environments in which each of the products would be used, the Company's ADCON products are being designed to be adapted for use at the specific surgical site. The additional devices include ADCON-A for use in abdominal surgery, ADCON-I for use in implant/prosthetic surgery, and ADCON-C for use in cardiac surgery. Although ADCON-A utilizes the same formulation as ADCON-P, the Company intends to do a separate clinical trial for ADCON-A for use in abdominal rather than pelvic surgeries.

NEUROLOGIC DRUG DEVELOPMENT PROGRAMS

         The Company is also engaged in the research and development of small molecule compounds for the treatment of central nervous system disorders. The Company is focusing its therapeutic research and development efforts on the discovery and development of small molecules for the treatment of ADHD, sleep disorders, anxiety and AD. The Company's AD research and development efforts are being pursued through a strategic alliance with Janssen. In October 1998, this alliance was restructured to provide for further research by the Company until May 1999.

  Cognition Modulation

         The Company is conducting research to discover and develop a class of small molecules designed to act on the histamine H(3) receptor in the brain. Histamine is a chemical messenger released from certain neurons in the brain which regulates sleep/wake states and modulates levels of arousal and alertness in the conscious state. The histamine H(3) receptor is predominantly found in the brain and regulates the synthesis and release of histamine in the brain. An antagonist to this receptor would lead to enhanced states of arousal and alertness. The histamine H(3) receptor antagonists may be useful in treating disorders in which central nervous system arousal is desirable, such as ADHD or narcolepsy. An agonist to the receptor may prove useful in treating disorders in which suppression of the central nervous system is desirable, such as anxiety and insomnia.

         Clinical Results. In February 1999, the Company completed a Phase I double-blind human clinical trial of its H(3) receptor antagonist, which was conducted at a single site in London, England. The trial involved 40 patients and was used to test the safety and tolerability profile of the H(3) receptor antagonist. The Company is currently conducting a Phase II human clinical trial to test the utility of multiple doses of its H(3) receptor antagonist.

  Alzheimer's Disease

         The human central nervous system is composed of two interrelated networks of cells: neurons and glial cells. Neurons transfer and process information from within and around the body. Glial cells support, protect and repair the neurons and maintain the environment necessary for proper neuronal activity and neurotransmitter transfer. Additionally, glial cells release biological mediators which regulate the inflammatory and immune response processes. AD is characterized by progressive dementia due to degeneration and death of neuronal cells. The cause of AD is unknown, and there are no proven means of prevention or cure.

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

  The Janssen Alliance

         In October 1994, the Company entered into a strategic alliance with Janssen to collaborate on the discovery and development of therapeutic models to treat AD. In October 1998, this alliance was restructured to provide for further research by the Company until May 1999. Janssen is required to make payments to the Company upon the attainment of certain clinical and developmental milestones. Janssen is also responsible for all development costs, including the cost associated with clinical trials and obtaining regulatory approval. Janssen's parent, Johnson & Johnson, has worldwide distribution rights for all products developed as a result of this collaboration. The Company will receive a royalty from Janssen on any sales of such products.

MARKETING AND SALES

         The Company is marketing its ADCON products outside the U.S. through independent medical device distributors. The Company has entered into agreements with independent distributors regarding country specific sales and distribution rights for ADCON-L and ADCON-T/N in the approximately 30 Distributing Countries. The distributors in Europe are managed by the Company's European sales organization, which consists of four Area Sales Managers. The non-European distributors are managed by an international sales manager located at the Company's executive offices in Cleveland, Ohio. In addition, the Company signed a development and exclusive license agreement in December 1996 with Chugai for the exclusive sale of ADCON-L and ADCON-T/N in Japan; such license shall terminate upon the expiration of the last Japanese patent issued with respect to such agreement. In December 1997 and February 1998, Chugai filed applications requesting regulatory approval to market ADCON-L and ADCON-T/N, respectively, in Japan.

         The Company's distributor agreements provide the distributors with exclusive distribution rights in their assigned territory. The agreements require the distributors to meet specified minimum annual purchase targets and to provide the Company with periodic reports on their sales to hospitals. In the event such targets are not achieved, the Company may, upon the expiration of applicable notice periods, terminate such arrangement. The Company currently establishes the price of its products for sale to distributors and each distributor then sets the price. The Company's distributors are independent third parties, are not employees of the Company, and are not under the direct control or supervision of the Company, except that they are subject to the terms and conditions of their respective distribution agreements.

         In the U.S., the Company markets ADCON-L through a network of independent manufacturer's agents which serve the orthopaedic and neurosurgical markets. The Company utilizes approximately 30 such independent organizations in order to market ADCON-L in the U.S. The sales representatives of these organizations are trained and managed by the sales personnel of the Company, which includes a National Sales Manager who is assisted by regional sales managers. In the U.S., the Company establishes the price of its products for sale to hospitals and the independent manufacturer's agents are reimbursed on a commissioned basis.

MANUFACTURING AND SUPPLIERS

         Currently, the Company does not have any operational manufacturing facilities and utilizes a sole third party manufacturer, European Medical Contract Manufacturing, located in Nijmegen, The Netherlands, for the manufacture of its commercial and clinical requirements of ADCON-L, ADCON-P and ADCON-T/N. The Company believes that the manufacturer has the ability to supply sufficient products to satisfy the Company's existing requirements worldwide and its future requirements for ADCON products outside the U.S. The Company currently purchases the key components for ADCON-L, ADCON-P and ADCON-T/N from suppliers and provides such components to the contract manufacturer who formulates these components into ADCON-L, ADCON-P and ADCON-T/N. The contract manufacturer is registered as a subcontractor for the manufacture of pharmaceutical products by The Netherlands designated agency and is certified to International Organization of Standardization ("ISO") requirements for manufacture of such products. ISO Certification is an internationally recognized standard of quality manufacturing. The manufacture of the Company's products is subject to FDA Quality Standards Regulations ("QSR") or other requirements prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that the Company's current manufacturer will continue to comply with all applicable regulatory requirements or that such manufacturer will be able to supply the Company with such products or that the Company will be able to identify additional manufacturers of its products on terms acceptable to the Company.

         In December 1998, the Company leased a 12,400 square foot facility in Solon, Ohio to establish a manufacturing site for its sales of ADCON-L in the U.S. This facility will be subject to QSR requirements. After this facility becomes operational, which is expected to occur during 2000, the Company believes that it will have the ability at this facility to supply sufficient products to satisfy its future requirements for the development and commercialization of its ADCON products in the U.S.

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

GOVERNMENT REGULATION

         The manufacture and sale of the Company's products are subject to regulation by numerous authorities, principally the FDA. The regulatory process is lengthy, expensive and uncertain. Prior to commercial sale in the United States the Company's products under development must be approved by the FDA. The Company must also seek supplemental premarket approval for changes to a marketed product, such as ADCON-L. Securing FDA approvals may require the submission of extensive clinical data and supporting information. Product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. Failure to comply with applicable FDA regulatory requirements could result in sanctions being imposed on the Company or the manufacturer of its products, including warning letters, fines, injunctions, civil penalties, failure of the FDA to grant premarket approval, operating restrictions and criminal prosecution. Sales of the Company's products outside of the United States are subject to foreign regulatory requirements that may vary widely from country to country. The time required to obtain clearance from a foreign country may be longer or shorter than that required by the FDA or other such agencies, and approval requirements may differ. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis, if at all, for any of its products under development, and delays in receipt or failure to receive such approvals, the loss of previously received approvals or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

         There is no certainty that the ongoing clinical studies involving ADCON-T/N and ADCON-P will be completed in a timely manner or that the data and information obtained will be sufficient to support the filing of a premarket approval application. There can be no assurance that the Company will be able to obtain necessary approvals to market ADCON-T/N or ADCON-P or any other products under development on a timely basis, if at all.

         ADCON-L and any other products manufactured or distributed pursuant to FDA approval are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse patient experience. The Federal Food, Drug, and Cosmetic Act (the "FDC Act") requires that medical devices and drugs be manufactured in registered establishments and in accordance with the Good Manufacturing Practices ("GMP") requirements. Such manufacturing facilities are subject to periodic inspections by the FDA.

         Approval Process for Medical Devices - United States. The FDC Act requires FDA approval prior to commercialization of medical devices. Pursuant to the FDC Act, the FDA regulates the manufacture, distribution and production of medical devices in the United States. Medical devices are classified into class I, II or III on the basis of the controls deemed by the FDA to be reasonably necessary to ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling and adherence to GMP requirements) and class II devices are subject to premarket clearance and special controls (e.g., performance standards, postmarket surveillance and FDA guidelines). Generally, class III devices are those which require premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices which have been found not to be substantially equivalent to legally marketed devices). The FDA regulates the Company's ADCON-L, ADCON-P and ADCON-T/N products as class III medical devices.

         Before a new device can be introduced into the market, the manufacturer or distributor generally must obtain FDA clearance or approval through either a 510(k)
premarket notification or a premarket approval application ("PMA"). A 510(k) clearance will be granted if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed class I or II medical device, or to a preamendment class III medical device (i.e., one that has been marketed since a date prior to May 28, 1976) for which the FDA has not called for premarket approvals. A PMA must be filed if the proposed device is not substantially equivalent to a legally marketed class I or II device or if it is a preamendment class III device for which the FDA has called for premarket approvals. A PMA must be supported by extensive data, including preclinical and clinical trial data to demonstrate the safety and efficacy of the device.

         If human clinical trials of a device are required and if the device presents a "significant risk," the manufacturer or the distributor of the device is required to file an IDE application to obtain FDA permission prior to commencing human clinical trials. The clinical trials must be conducted under the auspices of an independent institutional review board ("IRB") established pursuant to FDA regulations.

         Following receipt of the premarket approval application, if the FDA determines that the premarket approval application is sufficiently complete to permit a substantive review, the FDA will "file" the application. Once the submission is filed, the FDA begins a review of the premarket approval application. The premarket approval application process can be expensive, uncertain and lengthy, frequently requiring one to several years from the date the premarket approval application is accepted for filing. A number of devices for which premarket approval has been sought by other companies have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the submission. During the review period, an advisory committee likely will be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with GMP requirements prior to approval of a premarket approval application. If granted, the premarket approval may include significant limitations on the indicated uses for which a product may be marketed. The FDA prohibits promoting products for unapproved or "off-label" uses.

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

         Approval Process for Drugs - United States. Before a new drug may be commercially sold in the United States, extensive clinical trials and other tests on the product must be conducted and the results submitted to the appropriate regulatory agencies as part of a lengthy approval process.

         The steps required before a new drug product may be marketed in the United States include (1) preclinical laboratory and animal tests conducted in accordance with Good Laboratory Practices, (2) submission to the FDA of an application for an investigational new drug ("IND"), which must become effective before human clinical trials may commence, (3) well-controlled human clinical trials to establish the safety and efficacy of the new drug product, (4) submission of a new drug application ("NDA") to the FDA for nonbiological drugs, and (5) FDA approval of the NDA prior to any commercial sale or shipment of the drug. The Company's drug products are in preclinical and early Phase I development. Approval by the FDA must be obtained for each product and for each indication to be treated with each product. The filing of an NDA and the marketing of approved prescription drugs also requires the payment of certain user fees to the FDA.

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

         Medical devices can only be placed on the market in the 18 countries of the European Economic Area ("EEA") (including the 15 countries of the European Union), if these products are CE marked. CE marking attests compliance with the requirements of the Medical Devices Directive ("MDD").

         In order to qualify for CE marking, a medical device must be in compliance with the requirements related to the performance and safety of medical devices of the MDD (the "Essential Requirements"). These relate to the safety and performance of the device. In addition, the Company must obtain conformity assessment certification from a body such as a testing laboratory or other certifying body (the "Notified Body"). The Company is using a Dutch Notified Body for this purpose and has chosen a particular conformity assessment path involving type examination of the devices and auditing of the Company's quality system used in production. There are also specific requirements related to clinical investigation and reporting of adverse incidents.

         Once CE marked medical devices are placed on the market, they come under regulatory surveillance of national Competent Authorities ("CAs"). CAs are responsible for enforcement and can restrict, prohibit or recall CE marked devices if they are unsafe. Such negative decisions must be reviewed by the European Commission in order to remain valid.

         Although countries of the EEA may require use of national language on labels and instructions for use, they must accept CE marked devices in their market without imposing additional technical requirements that would be in violation of the MDD. There can be no assurances, however, that these countries will always respect this principle in practice.

         The regulatory system created by the MDD does allow in practice substantial national variations in requirements relating to clinical investigation and reporting of adverse incidents. Pricing and reimbursement requirements are not covered by European Union legislation and therefore can be freely regulated by the countries of the EEA.

         The regulation of drugs in the European Union is subject to a separate and different regulatory framework, which requires, among other things, pre-market approval by the applicable regulatory agencies before such products can be placed on the market.

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

         The Company owns three issued U.S. patents, one of which expires in 2014, and two of which expire in 2015, three pending U.S. patent applications, and corresponding foreign patent applications relating to its ADCON products.

         The Company has been approached by a third party regarding potential infringement by the ADCON line of products of two U.S. patents for which the third party is the licensee. Based upon its investigation, the Company believes that the claims of such issued patents are invalid or not infringed by the ADCON products. There can, however, be no assurance that the Company will not be sued by such third party. The Company could incur substantial costs and diversion of management resources with respect to the defense of any such lawsuit, which costs and diversion could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Further, there can be no assurance that infringement of these two patents will not be found to exist, that the Company will not be enjoined from making, using and selling its ADCON products, or that the Company will not be ordered to pay damages that would have a material adverse effect on the Company's ability to conduct its business. Moreover, there can be no assurance that the sublicense under the patents, if necessary, will be available on reasonable terms, if at all.

         On March 17, 1998, a lawsuit filed by the Company entitled Gliatech Inc. v. Dr. Jerry Silver and Case Western Reserve University, Civil Action No. 1:97CV 2306, which sought a declaration that Dr. Silver is not a co-inventor of one of the Company's three issued patents relating to its ADCON technology, was dismissed pursuant to the terms and conditions of a Settlement Agreement by and among the Company, Jerry Silver and Case Western Reserve University.

         A U.S. patent, filed solely by the Company, has been issued covering the composition of a matter for a different series of synthetic H(3) receptor antagonist compounds. Several additional U.S. patent applications and their corresponding foreign applications for an additional series of H(3) receptor antagonist and one series of H(3) receptor agonist compounds, their methods of medical use and pharmaceutical compositions, are pending. No assurance can be given that any claims relating to these products and methods will be issued.

         The Company is prosecuting its patent applications with the U.S. Patent and Trademark Office but the Company does not know whether any of its applications will issue as patents or, if any patents are issued, whether any issued patent will provide significant proprietary protection or will be circumvented or invalidated. During the course of patent prosecution, the U.S. Patent and Trademark Office may require that the claims of a patent application be amended if it is determined that the scope of the claims includes subject matter that is not useful, novel, nonobvious or enabled. Furthermore, in certain instances, the practice of a patentable invention may require a license from the holder of dominant patent rights.

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

RESEARCH AND DEVELOPMENT EXPENSES

         As a result of the Company's ongoing research and development efforts with respect to its ADCON family of products, other than ADCON-L, its Cognition Modulation program and AD program, the Company's research and development expenses have increased since 1996. Research and development expenses for fiscal year ended December 31, 1998, 1997 and 1996 were approximately $9.8 million, $7.0 million and $6.1 million, respectively. The Company employs approximately 36 individuals who are engaged in or directly support its research and development efforts.

DOMESTIC AND FOREIGN PRODUCT SALES

         Sales of the Company's ADCON products, particularly ADCON-L, comprised approximately 80%, 31%, and 24% of the Company's revenues for years ending December 31, 1998, 1997 and 1996, respectively. For a description of domestic and foreign product sales and certain related information, see Note I of Notes to Consolidated Financial Statements included herein.

EMPLOYEES

         As of December 31, 1998, the Company had 67 full-time employees, 18 of whom hold a Ph.D. or M.D. degree; 36 employees are engaged in, or directly support, research and development; 14 employees are engaged in the sales and marketing of the ADCON family of products and the remaining employees perform executive or administrative functions.

ITEM 2. PROPERTIES.

         The Company's personnel conduct the Company's operations at a 50,925 square foot leased facility in Beachwood, Ohio, a suburb of Cleveland which expires on December 31, 2001. In addition, the Company leases a 12,400 square feet facility in Solon, Ohio to establish its manufacturing facilities for its sales of ADCON-L in the U.S. This lease expires on April 30, 2009.

         In September 1998, the Company announced its plans to relocate its corporate headquarters. This project, however, was terminated as of December 31, 1998 when project costs were estimated to be substantially in excess of available funding.

ITEM 3. LEGAL PROCEEDINGS.

         From time to time, the Company is involved in various disputes arising in the ordinary course of business. In management's opinion, the outcome of these matters will not have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

         The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

         THOMAS O. OESTERLING, PH.D. Dr. Oesterling has served as President, Chief Executive Officer and a Director of the Company since June 1989. From 1984 to 1986, he was Senior Vice President Research and Development of Collaborative Research, Inc., a manufacturer of diagnostic reagents for genetic research and testing, and from 1986 to 1989, he was President of Collaborative Research, Inc. Dr. Oesterling is 60 years old.

         RODNEY E. DAUSCH. Rodney E. Dausch joined the Company as Vice President and Chief Financial Officer in March 1995. In August 1995, Mr. Dausch was elected Secretary of the Company. Prior to joining the Company and since February 1994, Mr. Dausch was Vice President of Finance and Administration of Oncologix, Inc., a biopharmaceutical company. From May 1987 to January 1994, he was Vice President of Finance and Administration of Oncor, Inc., a manufacturer of diagnostic products for detection of cancer diseases. Prior to 1987, he held the position of Vice President of Finance and Administration with CPM Group, Inc. and Bethesda Research Laboratories, Inc. Mr. Dausch holds a B.S. in Accounting from Loyola College and is a Certified Public Accountant in the State of Maryland. Mr. Dausch is 54 years old.

          JON D. SCHOELER. Jon D. Schoeler has served as Vice President, Worldwide Sales and Marketing since July 1996. Prior to joining the Company, and since August 1995, Mr. Schoeler was Director, Worldwide Sales and Marketing at St. Jude Medical, a biopharmaceutical company. From January 1991 to January 1995, he was Vice President of Sales and Marketing of American Cyanamid, a manufacturer of medical devices. Mr. Schoeler is 49 years old.

          MICHAEL A. ZUPON, PH.D. Dr. Zupon has served as Executive Vice President of Research and Development since September 1998. Prior to that time, he served as Vice President, Product Development and Operations since June 1993. Prior to joining the Company, Dr. Zupon had 12 years of experience in a variety of product development positions at Schering-Plough Corporation, a pharmaceutical company, most recently as Director, Drug Delivery and Technology Assessment from January 1991 to June 1993. Dr. Zupon is 44 years old.

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

                                       HIGH                        LOW
                                       ----                        ---

FISCAL 1998
         Fourth Quarter                $31                       $14 1/2
         Third Quarter                 $18 5/8                   $12 1/2
         Second Quarter                $20                       $11 1/2
         First Quarter                 $12 1/4                   $ 7 7/8
FISCAL 1997
         Fourth Quarter                $14                       $ 7 5/8
         Third Quarter                 $12 1/8                   $ 7 3/4
         Second Quarter                $10 1/4                   $ 7 5/8
         First Quarter                 $14 3/8                   $ 7 11/16

         As of the close of business on March 2, 1999, the price of the Common Stock of the Company was $26.00 per share as reported on the Nasdaq National Market and there were approximately 283 stockholders of record for the Common Stock of the Company.

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

ITEM 5(B) CHANGE IN USE OF PROCEEDS

         The Company registered 2,300,000 shares of Common Stock in connection with its initial public offering on a Registration Statement on Form S-1, which went effective on October 18, 1995. The data below reflects the use of proceeds from such offering to the date of this Annual Report on Form 10-K. All such proceeds were directly or indirectly paid to others pursuant to Rule 701(f)(4)(vii):

Construction                                                           0
Machinery and Equipment                                                0
Real Estate                                                            0
Acquisition                                                            0
Repayment of debt                                                      0
Working Capital                                                  551,000
Temporary Investments (specify):
         Commercial Paper                                      1,342,000
         Corporate Bonds                                       1,652,000
         Other Short-Term Investments                            232,000
Other:
         Clinical Trials                                       3,037,000
         Research and Development                              9,477,000
         Sales and Marketing                                   3,283,000
         General Corporate Purposes                               73,000

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The following selected consolidated financial data of the Company for the years ended December 31, 1998 through 1994 are derived from the consolidated financial statements of the Company. The information presented below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                               1998         1997           1996        1995         1994
                                               ----         ----           ----        ----         ----
STATEMENT OF OPERATIONS DATA:
REVENUES
Product sales                               $  13,925    $   1,536      $     901    $     182     $     86
Research contracts and
  licensing fees                                2,559        2,954          2,855        2,217          918
Government grants                                 846          410            122          255          141
                                            ---------------------------------------------------------------
   Total revenues                              17,330        4,900          3,878    $   2,654        1,145

OPERATING COSTS AND EXPENSES
Cost of product sales                           2,468          614            342          123           58
Research and development                        9,758        6,952          6,120        5,107        4,600
Selling, general and administrative             9,359        4,401          4,070        2,599        2,365
Depreciation and amortization                     419          293            166          170          272
                                            ---------------------------------------------------------------
   Total operating costs and
     expenses                                  22,004       12,260         10,698        7,999        7,295
                                            ---------------------------------------------------------------
Loss from operations                           (4,674)      (7,360)        (6,820)      (5,345)      (6,150)
Settlement of claim                                         (2,025)
Interest income, net                              916          824          1,120          360           98
                                            ---------------------------------------------------------------
Net loss                                    $  (3,758)   $  (8,561)     $  (5,700)   $  (4,985)    $ (6,052)
                                            =========    =========      =========    =========     ========
Basic and diluted net
   loss per common share                    $   (0.44)   $   (1.16)     $   (0.78)   $   (3.28)    $ (35.14)
                                            =========    =========      =========    =========     ========
Shares used for purposes
   of computing basic
   and diluted net loss
   per common share                         8,511,014    7,354,124      7,313,230    1,518,955      172,244
                                            =========    =========      =========    =========      =======

                                                                       DECEMBER 31,
                                                                       ------------

                                              1998          1997           1996          1995        1994
                                              ----          ----           ----          ----        ----
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents
  and short-term
   investments                              $  26,399    $  11,542       $ 17,996     $ 23,023     $  4,671
Working capital                                24,778        9,370         15,821       21,762        1,511
Total assets                                   33,962       14,805         20,804       25,346        6,716
Retained deficit                              (45,772)     (42,014)       (33,454)     (27,754)     (22,768)
Total stockholders'
   equity                                   $  27,153    $  11,440       $ 17,627     $ 23,182      $ 3,122

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company is engaged in research, development and commercialization of the ADCON family of products, which are proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit surgical scarring and adhesions. Based on European pivotal clinical studies and other compliance efforts and submission of data, the Company obtained regulatory clearance to affix CE Marking on ADCON-L and ADCON-T/N in August 1995 and January 1996, respectively, thereby allowing ADCON-L and ADCON-T/N to be marketed in the 19 European Union countries which recognize CE Marking for lumbar disc surgery and tendon and peripheral nerve surgeries, respectively. The Company is currently marketing ADCON-L and ADCON-T/N through independent medical device distributors in approximately 30 countries outside the U.S., including the major countries in the European Union pursuant to its CE Marking. The Company also commenced sales of ADCON-L in the U.S. in June 1998. In addition, the Company signed a development and exclusive license agreement in December 1996 with Chugai for the sale of ADCON-L and ADCON-T/N in Japan. Further, the Company is pursuing the development of small molecule drug candidates for the treatment of several nervous system disorders, including ADHD, sleep disorders, anxiety and AD. In October 1994, the Company entered into a strategic alliance with Janssen to collaborate on the discovery and development of therapeutic models to treat AD. In October 1998, this alliance was restructured to provide for further research by the Company until May 1999. In addition to funds derived from contract research payments relating to its strategic alliance with Jannsen, the Company receives revenues from product sales of ADCON-L and ADCON-T/N as well as from various government grants awarded to the Company. The Company anticipates that a significant portion of revenue from product sales will be derived from its ADCON family of products, primarily ADCON-L. In June 1998, the Company received proceeds of approximately $18.9 million in connection with the completion of a public offering of 1,725,000 shares of Common Stock.

RESULTS OF OPERATIONS

  Years ended December 31, 1998 and 1997.

         Revenues. Total revenues more than tripled to $17.3 million in 1998 from $4.9 million in fiscal 1997. The increase in total revenues is primarily the result of an increase in product sales, which increased to $13.9 million in 1998 from $1.5 million in 1997. This increase in product sales resulted primarily from the commercialization in the U.S. of the Company's first product, ADCON-L, which was approved for marketing by the FDA in May 1998. The Company commenced sales of ADCON-L in the U.S. in June 1998.

         The Company's research contract revenues decreased by 15.4% to $2.6 million in 1998 from $3.0 million in 1997. These research contract revenues were from the Company's research contract with Janssen, which was restructured in October 1998 to provide for further research by the Company and revenues from Janssen until May 1999.

         The Company's government-funded grant revenues more than doubled to $846,202 in 1998 from $410,333 in 1997. This increase was a result of an increase in the number of government-funded grants to the Company. The Company received a second Phase II Small Business Innovation Research ("SBIR") award from the National Institute of Neurological Disorders and Stroke ("NINDS") in September 1998, for the research to evaluate the histamine H(3) antagonists. The Company's first Phase II SBIR Program grant from the NINDS was awarded in February 1997 for the research to evaluate the histamine H(3) receptor antagonists. Both Phase II grants have a two-year term and each may provide as much as $750,000 in funding. In addition, in 1998 the Company received three additional Phase I grants. Two were in the second quarter, each in the amount of $97,500 from the National Institutes of Health ("NIH"). One was for the research development of drugs for schizophrenia and dementia and the other was to evaluate anti-properdin agents as novel anti-inflammatories. The Company received a third Phase I grant in the third quarter from NIH for $99,800 to research combinatorial construction of novel imidazole libraries. In 1997 the Company received two Phase I grants in the third quarter. One was from NINDS in the amount of $99,500, and the other from the National Institute of Nursing Research ("NINR") in the amount of $99,000.

         Operating Costs and Expenses. Total operating costs and expenses increased by 78.9% to $22 million in 1998, compared to $12.3 million in 1997. Cost of products sold increased to $2.5 million in 1998 compared to $614,424 in 1997, but decreased, as a percentage of products sales in 1998 to 17.7% from 40% in 1997. The percentage decrease in 1998 was primarily due to: (1) the favorable impact of the unit sales prices of ADCON-L in the United States and (2) increased production volumes.

         Research and development expenses increased by 40.4% to $9.8 million in 1998 from $7.0 million in 1997. This increase was primarily due to: (1) an increase in development expenses for the Company's lead compound for its Cognition Modulation program, which commenced a Phase I human clinical trial in the fourth quarter of 1998 and (2) increased clinical research costs associated with the pilot clinical trial of ADCON-P, which was completed in the third quarter of 1998.

         Selling, general and administrative expenses increased 112.7% to $9.4 million in 1998 compared to $4.4 in 1997. This increase was primarily due to an increase in the sales and marketing expenses and sales commissions resulting from the sales and marketing of ADCON-L in the U.S. The increase was also due to $647,000 of costs associated with the Company's efforts to select and finance a new building for its future research and development and corporate headquarters facilities. This project was terminated as of December 31, 1998 when project costs were estimated to be substantially in excess of available funding.

         Depreciation and amortization expense increased 43.2% to $419,293 in 1998 compared to $292,746 in 1997. The increase was primarily due to increased amortization resulting from leasehold improvements made in 1997.

         Other Income and Expenses. Net interest income increased to $915,582 in 1998 from $823,891 in 1997. This increase in 1998 was primarily due to higher cash, cash equivalents and short-term investment balances due to the proceeds from the public offering in June 1998.

         Net Loss. Gliatech's net loss decreased to $3.8 million in 1998, compared to $8.6 million in 1997. The decrease in net loss is a result of ADCON-L product sales in the U.S., offset somewhat by an increase in total expenses. The basic and diluted net loss per common share was $0.44 in 1998, compared to $1.16 in 1997.

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

         The Company's government-funded grant revenues increased to $410,000 in 1997 from $122,000 in 1996. This increase was the result of a higher level of government funded revenues primarily due to the award in February 1997 of a Phase II SBIR Program two year grant from the NINDS for research to evaluate the histamine H(3) receptor antagonists to treat ADHD. In addition, in the fourth quarter of 1997, the Company was awarded two $100,000 Phase I SBIR Program grants: (1) from NINDS for research to evaluate the molecular characterization of the histamine receptor subtype and (2) from the National Institute of Nursing Research ("NINR") for research to evaluate the inhibition of postoperative gynecological adhesions.

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

         Research and development expenses increased by approximately 13.6% to $7.0 million in 1997 from $6.1 million in 1996. This increase was primarily due to: (1) increased research contract expenses and purchases of materials for preclinical and animal toxicology studies for the lead compound which is being developed by the Company for the treatment of ADHD; (2) increased staffing and clinical consulting costs associated with the Premarket Approval Application filed with the FDA for ADCON-L; (3) increased costs associated with the development of a new delivery system for ADCON-L and (4) increased staffing and clinical research costs associated with preclinical and clinical development of ADCON-P.

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

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations primarily through the private placement and public offering of its equity securities, research contract licensing fees, and, to a lesser extent, through federally-sponsored research grants. In June 1998, the Company raised additional funds through a public offering of 1,725,000 shares of its Common Stock at a price of $12.00 per share, including the exercise of the over-allotment option of 225,000 shares of Common Stock. The net proceeds to the Company from this offering were approximately $18.9 million. The Company has also established a $1.5 million unsecured line of credit with a bank. As of December 31, 1998, the Company had no borrowings against the line of credit.

         In order to preserve principal and maintain liquidity, the Company's funds are invested in commercial paper and other short-term investments. As of December 31, 1998 and December 31, 1997, the Company's cash and cash equivalents and short-term investments totaled $26.4 million and $11.5 million, respectively. The Company expects that its existing capital resources, and interest earned thereon, will enable the Company to maintain its current and planned operations at least through mid-2000. The Company may need to raise substantial additional capital to fund its operations prior to such time. The Company's future capital requirements will depend on, and could increase as a result of many factors, including, but not limited to, the costs for commercialization of ADCON-L, the commercial success of its ADCON family of products, the progress of the Company's research and development, including the costs related to its Cognition Modulation and AD programs, the scope, timing and results of preclinical studies and clinical trials, the cost and timing of obtaining regulatory approvals, its success in obtaining the strategic alliances required to fund certain of its programs, the rate of technological advances, determinations as to the commercial potential of certain of the Company's product candidates, the status of competitive products and the establishment of additional manufacturing capacity.

         In the second quarter of 1998, the Company was awarded two Phase I SBIR grants for up to $97,500 each from National Heart, Lung and Blood Institute and National Institute of Mental Health, both divisions of the NIH. In addition, in September 1998 the Company was awarded a second Phase II SBIR Program grant from NINDS for research evaluating H(3) agonists. The grant has a two-year term and may provide as much as $750,000 in funding. The Company was also awarded a Phase I SBIR grant for up to $99,800 in the third quarter of 1998 to aid in additional research studies. In February 1997, the Company was awarded a Phase II SBIR Program grant, from NINDS for research evaluating histamine H(3) receptor antagonists to treat ADHD. The grant has a two-year term and may provide as much as $750,000 in funding. In addition, in the fourth quarter of 1997, the Company was awarded two Phase I SBIR grants for up to $100,000 each from the NINDS and the NINR divisions of the NIH. In 1996, the Company received revenues from a Phase I SBIR grant for up to $100,000 from the NINDS division of the NIH relating to the development of histamine H(3) receptor agents. If the Company is successful in other Phase I research, additional Phase II awards may be sought for funding to aid in further development of pharmaceutical compounds, however, there is no assurance that such Phase I research will be successful or that additional funding will be obtained.

         The Company does not expect to generate additional positive cash flow from operations until the second half of 1999 due to the substantial costs for commercialization of its ADCON family of products, additional research and development costs for ADCON-A, ADCON-I and ADCON-C and for costs related to its Cognition Modulation and AD programs, preclinical testing, clinical trials and operating expenses associated with supporting such activities.

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

         Net Operating Loss Carryforwards. As of December 31, 1998, the Company has available net operating loss carryforwards of approximately $29.0 million and research and development credit carryforwards of approximately $2.8 million. These carryforwards expire at various dates between 2003 and 2013. The Company has offset the tax benefit of the net operating loss and tax credit carryforwards with a valuation allowance as realization of the benefit is not assured. Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss and research and development tax credit carryforwards for tax purposes may be subject to an annual limitation if a cumulative change in ownership of more than 50% occurs over a three-year period. The future issuance of securities by the Company and/or sales of securities by the Company's principal stockholders could result in such a change in ownership. See Note F of Notes to Consolidated Financial Statements included herein.

YEAR 2000. The Year 2000 issue results from computer programs and systems that were created to accept only two digit dates. Such systems may not be able to distinguish 1900 from 2000. This could result in miscalculations and system failures that could inhibit the Company's ability to engage in normal business activities.

         The following discussion of the implications of the Year 2000 issue for the Company contains numerous forward-looking statements. The cost of the Company's Year 2000 project and the date upon which the Company plans to complete its internal modifications are based upon management's best estimates, which were derived utilizing a number of assumptions of future events, including, without limitation, the continued availability of internal and external resources, third-party modifications and other factors. Although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that these estimates and timetable will be achieved and actual results could differ materially from those anticipated.

         In addition, the Company relies upon the computer systems of certain third parties such as customers, suppliers and financial institutions. Although the Company is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse effect on the Company.

         State of Readiness. In 1998, the Company commenced a program intended to mitigate and prevent the adverse effect of the Year 2000 issue. This program consists of the following phases:

         AWARENESS PHASE-development of a detailed strategic approach to address the Year 2000 issues;

         ASSESSMENT PHASE-an assessment of all computer systems, software, building infrastructure components and equipment with embedded technology to indentify each item that will require date code remediation and an assessment and certification of third parties' Year 2000 compliance;

         REMEDIATION PHASE-implementation of code enhancements, hardware and software upgrades, systems replacements, vendor and customer assurances, contingency planning and other associated changes; and

         VALIDATION PHASE-testing of systems for Year 2000 readiness.

         The Awareness and Assessment Phases have been completed. The Company expects the Remediation Phase to be substantially completed by the end of the second quarter of 1999. The Company's Remediation Phase consists of numerous individual projects that vary in size, materiality and importance. The Company has established a Year 2000 project team that is currently reviewing information technology ("IT") systems and non-IT systems that could be affected by this issue. The Company believes that its network information systems, including Network Operating System (NOS) software and Enterprise Resource Planning (ERP) software have been thoroughly tested as Year 2000 compliant, and should be able to process year and data information beyond the year 1999. While the manufacture of the Company's products are not dependent on computer chip driven processes, any interruption in receipt of supplies, delivery of goods by outside carriers, or processing of orders by distributors could have a material adverse effect on the Company's business, prospects, financial condition or result of operations.

         The Company communicated its Year 2000 status to all of its existing customers and vendors by December 31, 1998. In this communication, the Company requested that these same customers and vendors respond with their Year 2000 status. The Company maintains a database of customers and vendors who have and have not responded to such inquiry, and the Company will promptly submit further inquiries to certain of such third parties as business requirements dictate. Although the Company estimates that, as of December 31, 1998, it had received responses from over 10% of its customers and vendors, it had received responses from all material suppliers, customers and vendors. The Company has also requested similar information regarding Year 2000 status from hospitals where its products are being used and the Company monitors responses, if any, received from these hospitals. There can be no guarantee that these measures will prevent any material adverse effect on the operations and business of the Company if such suppliers and business partners fail to convert their systems before December 31, 1999.

         Costs. The Company expects to primarily utilize internal resources to reprogram, replace and test its computer systems, software, equipment and building infrastructure components for Year 2000 modifications. The Company now estimates that Year 2000 expenditures will be less than $100,000 and will be funded by normal operating cash flow. All Year 2000 expenditures are expensed as incurred and are not expected to have a material effect on results of operations, liquidity or capital resources. As of December 31, 1998 approximately $20,000 of the estimated project cost have been incurred. The remaining costs are expected to be incurred evenly over the period up through January 31, 2000. These cost estimates may change as additional remediation and testing efforts progress.

         Risks. The Year 2000 issue presents a number of risks and uncertainties that could affect the Company, including failure of utilities, competition for skilled personnel and disruption of Company operations due to system failures or operational failures of third parties. With respect to risks associated with the Company's computer systems and equipment, management believes that it will be able to make the necessary modifications and conversions in advance of the Year 2000. With respect to risks associated with the failure of computer systems or equipment of third parties, the Company could experience a material adverse impact on its operations if such third parties fail to make timely conversions or modifications. The most serious impact on the Company operations in this regard would result if the third party manufacturer is unable to supply the Company with product and if basic services such as telecommunications, electric power, financial services and other non-IT processes were disrupted.

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

EURO CONVERSION. On January 1, 1999, eleven of the fifteen countries (the "Participating Countries") that are members of the European Union established a new uniform currency known as the "Euro." The currency existing prior to such date in the Participating Countries will be phased out during the transition period commencing January 1, 1999 and ending January 1, 2002. During such transition period both the Euro and the existing currency will be available in the Participating Countries. Although certain of the Company's products are being sold in the Participating Countries through independent distributors, the Company receives revenues from such sales in U.S. dollars. As a result, the Company does not anticipate that the introduction and use of the Euro will materially affect the Company's business, prospects, results of operations or financial condition.

         Forward-Looking Statements. Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements." When used in this Report, the words "believes," "anticipates," "expects," "intends" and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be different from expectations expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the uncertainty of regulatory approvals of the Company's ADCON products, other than ADCON-L, including the timing and content of decisions made by the FDA, commercial uncertainty of market acceptance of the Company's ADCON family of products, delays in product development of additional ADCON products, uncertainty due to the early stage of development for the therapeutic programs, the possible need for additional funding, the ability of the Company to establish and maintain collaborative arrangements with others, the potential market size for ADCON products, the ability to extend research collaborations, the productivity of distributors of the ADCON products, shortages of supply of ADCON products from the Company's sole manufacturer, the ability of the Company to commence manufacturing of its ADCON products at its manufacturing facility located in the U.S., the lack of supply of raw materials for the Company's products, uncertainty of future profitability, uncertainties related to the Company's proprietary rights in its products, the loss of key management personnel, and technological change. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of other assumptions, risks, uncertainties, general economic and business conditions, and the business opportunities (or lack thereof) that may be presented to and pursued by the Company. Prospective investors are cautioned that any such statements are not guaranteed of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. The accompanying information contained in this Annual Report on Form 10-K, including, without limitation, the information set forth in this section and under "Item 1: Business," identifies important factors that could cause such differences.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company does not enter into derivative financial instruments. The Company primarily invests in commercial paper and corporate bonds that have short-term maturities. The Company has no outstanding debt. Exposure to foreign currency has been minimal because the Company's foreign product sales are in U.S. currency. As a result, the Company believes that its market risk exposure is not material to the Company's financial position, liquidity or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Index to Financial Statements

         Report of Independent Auditors.

         Consolidated Balance Sheets at December 31, 1998 and 1997.

         Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1996.

         Notes to Consolidated Financial Statements.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Gliatech Inc.

We have audited the accompanying consolidated balance sheets of Gliatech Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gliatech Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/ ERNST & YOUNG LLP

Cleveland, Ohio
February 11, 1999

                         GLIATECH INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31
                                                        1998          1997
                                                        ----          ----
ASSETS
Current assets:
  Cash and cash equivalents                         $  4,731,814   $  5,601,398
  Short-term investments                              21,667,064      5,940,476
  Accounts receivable, less allowances of
    $602,568 in 1998 and $41,888 in 1997               2,995,548        544,051
  Government grants receivable                           401,160        207,080
  Inventories                                            776,057        164,078
  Prepaid expenses and other                           1,016,098        278,714
                                                    ------------   ------------
Total current assets                                  31,587,741     12,735,797
Property and equipment, net                            1,556,815      1,277,519
Other assets, net                                        817,630        792,072
                                                    ------------   ------------
TOTAL ASSETS                                         $33,962,186   $ 14,805,388
                                                    ============   ============



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $    875,462   $    570,310
  Accrued expenses                                     2,083,273        689,710
  Accrued research contracts                           1,418,653        426,336
  Accrued compensation                                   790,041        179,018
  Accrued clinical trial costs                         1,127,991        690,885
  Deferred research contract revenue                     514,194        809,359
                                                    ------------   ------------
Total current liabilities                              6,809,614      3,365,618
Stockholders' equity:
  Preferred Stock, $.01 par value:
    Authorized shares--5,000,000 at December 31,
      1998 and 1997; None issued and outstanding
      at December 31, 1998 or 1997
  Common Stock, $.01 par value:
    Authorized shares--30,000,000 at December 31,
      1998 and 1997;
    Issued and outstanding shares--9,410,825
      at December 31, 1998 and 7,401,273 at
      December 31, 1997                                   94,109         74,013
  Additional paid-in capital                          72,830,961     53,379,810
  Retained deficit                                   (45,772,498)   (42,014,053)
                                                    ------------   ------------
Total stockholders' equity                            27,152,572     11,439,770
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 33,962,186   $ 14,805,388
                                                    ============   ============




                See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            YEAR ENDED DECEMBER 31,
                                ----------------------------------------------
                                   1998              1997             1996
                                   ----              ----             ----
REVENUES
Product sales                   $13,925,206       $ 1,536,440      $   900,932
Research contracts and
  licensing fees                  2,559,131         2,954,000        2,854,860
Government grants                   846,202           410,333          122,183
                                -----------       -----------      -----------
Total revenues                   17,330,539         4,900,773        3,877,975
OPERATING COSTS AND
  EXPENSES
Cost of product sales             2,468,296           614,424          341,534
Research and development          9,757,717         6,952,247        6,119,533
Selling, general and
  administrative                  9,359,260         4,400,535        4,070,173
Depreciation and
  amortization                      419,293           292,746          166,411
                                -----------       -----------      -----------
Total operating costs and
  expenses                       22,004,566        12,259,952       10,697,651
                                -----------       -----------      -----------
                                 (4,674,027)       (7,359,179)      (6,819,676)
Settlement of claim                                (2,025,000)
Interest income, net                915,582           823,891        1,120,121
                                -----------       -----------      -----------

Net loss                        $(3,758,445)      $(8,560,288)     $(5,699,555)
                                ===========       ===========      ===========
Basic and diluted net
  loss per common share         $     (0.44)      $     (1.16)     $     (0.78)
                                ===========       ===========      ===========
Shares used for purposes
  of computing basic and
  diluted net loss per
  common share                    8,511,014         7,354,124        7,313,230
                                ===========       ===========      ===========


See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                       COMMON STOCK
                                       ------------         ADDITIONAL                                         TOTAL
                                   NUMBER OF                 PAID-IN        DEFERRED         RETAINED       STOCKHOLDERS'
                                    SHARES      PAR VALUE    CAPITAL      COMPENSATION       DEFICIT           EQUITY
                                    ------      ---------    -------      ------------       -------           ------

BALANCE AT JANUARY 1, 1996          7,297,865    $72,978    $50,886,788     ($23,111)      ($27,754,210)    $23,182,445

Exercise of Stock Options              12,175        122         91,191                                          91,313

Issuance of Stock Bonus                 6,088         61         51,688                                          51,749

Costs of Issuance of Common Stock                               (21,954)                                        (21,954)

Exercise of Stock Warrants              3,961         40            (40)

Deferred Compensation                                                         23,111                             23,111

Net Loss                                                                                     (5,699,555)     (5,699,555)
                                   ----------    -------    -----------     --------       ------------     -----------

BALANCE AT DECEMBER 31, 1996        7,320,089     73,201     51,007,673            0        (33,453,765)     17,627,109


Exercise of Stock Options              76,000        760        306,365                                         307,125

Issuance of Stock Bonus                 5,184         52         40,772                                          40,824

Settlement of Claim                                           2,025,000                                       2,025,000

Net Loss                                                                                     (8,560,288)     (8,560,288)
                                   ----------    -------    -----------     --------       ------------     -----------

BALANCE AT DECEMBER 31, 1997        7,401,273     74,013     53,379,810            0        (42,014,053)     11,439,770

Exercise of Stock Options              84,552        846        610,052                                         610,898

Issuance of Common Stock for
    Settlement of Claim               200,000      2,000         (2,000)

Issuance of Common Stock            1,725,000     17,250     18,843,099                                      18,860,349

Net Loss                                                                                     (3,758,445)     (3,758,445)
                                   ----------    -------    -----------     --------       ------------     -----------
BALANCE AT DECEMBER 31, 1998       $9,410,825    $94,109    $72,830,961     $      0       ($45,772,498)    $27,152,572
                                   ==========    =======    ===========     ========       ============     ===========



See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            YEAR ENDED DECEMBER 31,
                               -----------------------------------------------
                                   1998            1997              1996
                                   ----            ----              ----
Operating activities:
Net loss                      $ (3,758,445)    $ (8,560,288)     $ (5,699,555)
Adjustments to reconcile
  net loss to net cash
  used in operating
  activities:
  Depreciation and
    amortization                   419,293          292,746           166,411
  Patent cost write-off             30,002           48,668           277,889
  Provision for losses on
    accounts receivable            560,680
  Compensation from
    issuance of stock and
    stock options                                                      23,111
  Settlement of claim                             2,025,000
  Changes in operating
    assets and liabilities:
    Accounts receivable         (3,012,177)        (212,894)         (192,729)
    Inventories                   (611,979)         223,040            30,541
    Government grants
      receivable and other
      assets                      (931,464)        (201,228)           61,834
    Accounts payable and
      accrued expenses           1,698,715          316,773           327,822
    Other liabilities            1,745,281          (87,462)          (83,039)
                              ------------     ------------      ------------
Net cash used in operating
  activities                    (3,860,095)       6,155,645)       (3,867,109)
Investing activities:
(Purchase) Sale of
  short-term investments,
  net                          (15,726,588)       2,934,746        (6,632,281)
Payment for patent rights
  and trademarks                  (103,770)        (186,812)         (114,629)
Purchase of property and
  equipment                       (650,378)        (418,563)         (715,153)
                              ------------     ------------      ------------
Net cash (used in) provided
  by investing activities      (16,480,736)       2,329,371        (7,462,063)
Financing activities:
Payment of demand note
  from bank                                                          (400,000)
Proceeds from (cost of)
  issuance of Common
  Stock, net                    18,860,349                            (21,954)
Proceeds from exercise of
  stock options                    610,898          307,125            91,313
                              ------------     ------------      ------------
Net cash provided by
  (used in) financing
  activities                    19,471,247         (307,125)         (330,641)
                              ------------     ------------      ------------
Decrease in cash
  and cash equivalents            (869,584)      (3,519,149)      (11,659,813)
Cash and cash equivalents
  at beginning of
  year                           5,601,398        9,120,547        20,780,360
                              ------------     ------------      ------------
Cash and cash equivalents
  at end of year              $  4,731,814     $  5,601,398      $  9,120,547
                              ============     ============      ============



                See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


A. BACKGROUND AND ACCOUNTING POLICIES

BACKGROUND

Gliatech Inc. is engaged in research, development and commercialization of the ADCON family of products, which are proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit surgical scarring and adhesions. The Company is also pursuing the development of small molecule drug candidates for the treatment of several nervous system disorders, including Attention Deficit Hyperactive Disorder ("ADHD"), sleep disorders, anxiety and Alzheimer's disease ("AD").

Historically, since commencing operations in 1988, the Company had been a development stage company. However, the Company introduced its first product, ADCON-L, in the United States during 1998, resulting in significant product sales. As a result, the Company no longer considers itself a development stage company. The Company recognizes revenue from product sales upon shipment.

The consolidated financial statements reflect the financial position and results of operations of Gliatech Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of the Company's cash equivalents approximates fair value due to the short maturity of those investments. Cash equivalents are primarily commercial paper.

SHORT-TERM INVESTMENTS

The Company's short-term investments, all of which are classified as available-for-sale, consist primarily of corporate bonds. Such investments are stated at cost, which approximates fair value due to the short-term maturities of these securities.

INVENTORIES

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Laboratory and office equipment and leasehold improvements are depreciated on the straight-line basis over the shorter of the lease period or the estimated useful lives (3 to 10 years).

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

INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with APBO No. 25, "Accounting for Stock Issued to Employees."

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENT

During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic area and major customers. The adoption of this statement did not effect the Company's reported financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

B. INVENTORIES

Inventories consist of:

                                     DECEMBER 31
                               1998               1997
                               ----               ----
Raw materials                $349,550           $ 36,755
Work in process               272,390             71,572
Finished goods                154,117             55,751
                             --------           --------
                             $776,057           $164,078
                             ========           ========


C. PROPERTY AND EQUIPMENT

Property and equipment consist of:

                                                            DECEMBER 31
                                                       1998            1997
                                                       ----            ----
Laboratory equipment                                $ 1,472,202    $ 1,213,267
Office equipment                                        815,181        485,674
Leasehold improvements                                1,113,321      1,051,385
                                                    -----------    -----------
                                                      3,400,704      2,750,326
Accumulated depreciation and amortization            (1,843,889)    (1,472,807)
                                                    -----------    -----------
Property and equipment, net                         $ 1,556,815    $ 1,277,519
                                                    ===========    ===========

D. OTHER ASSETS

Other assets consist of:

                                                          DECEMBER 31
                                                    1998               1997
                                                    ----               ----

Patent rights, net of accumulated
amortization of $110,955 at December 31, 1998
and $82,744 at December 31, 1997                  $764,182           $718,973
Trademark costs, net                                39,951             59,503
Other                                               13,497             13,596
                                                  --------           --------
                                                  $817,630           $792,072
                                                  ========           ========

E. FINANCING ARRANGEMENTS

The Company has an unsecured line of credit that provides for borrowings up to $1,500,000 at an interest rate of 1% above the bank's insured money market savings account rate. No borrowings were outstanding at December 31, 1998, 1997 and 1996. Rent expense relating to the operating lease of office space was approximately $356,000, $318,000 and $297,000 in 1998, 1997 and 1996,
respectively. Future annual minimum lease commitments at December 31, 1998 are as follows:

                  1999                              $  482,125
                  2000                                 521,501
                  2001                                 521,501
                  2002                                 105,003
                  2003                                 105,003
                  Thereafter                           612,516
                                                    ----------
                  Total                             $2,347,649
                                                    ==========

F. INCOME TAXES

At December 31, 1998, the Company has available net operating loss carryforwards of approximately $29.0 million. In addition, the Company has approximately $2.8 million in research and development tax credit carryforwards. Such losses and credit carryforwards may be used to reduce future tax liabilities and expire at various dates between 2003 and 2013. The Company has offset the tax benefit of the net operating loss and tax credit carryforwards and other deferred tax assets with a valuation allowance as realization of the benefits is not assured.

The Company's net deferred tax assets and liabilities consist of the following:

                                                           1998            1997
                                                           ----            ----
Deferred tax liabilities                              $   (290,000)   $   (273,000)
Deferred tax assets:
   Amortization of capitalized research
   and development expenses for tax                      3,740,000       4,420,000
   Research and development tax credit carryforwards     2,783,000       2,119,000
   Net operating tax loss carryforwards                 12,369,000       9,931,000
   Other                                                   957,000       1,118,000
                                                      ------------    ------------
Total deferred tax assets                               19,849,000      17,588,000
Valuation allowance                                    (19,559,000)    (17,315,000)
                                                      ------------    ------------
Net deferred taxes                                    $          0    $          0
                                                      ============    ============

Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss and research and development tax credit carryforwards for tax purposes may be subject to an annual limitation if a cumulative change in ownership of more than 50% occurs over a three-year period.

G. RIGHTS PLAN

On July 1, 1997, the Company declared a dividend distribution of one right (a "Right") for each outstanding share of Common Stock. The terms of the Rights are set forth in the Rights Agreement, dated July 1, 1997, between the Company and a rights agent. The Rights generally will become exercisable and allow a holder to acquire Common Stock at a discounted price if a person or group acquires 15% or more of the outstanding shares of Common Stock of the Company. The Company is also subject to provisions of state law which will prohibit the Company from engaging in any "business combination" with a person who, together with affiliates and associates, owns 15% or more of the Company's Common Stock (an "Interested Stockholder") for a period of three years following the date that such person became an Interested Stockholder, unless the business combination is approved in a prescribed manner or certain other requirements are satisfied.

H. STOCK OPTION PLANS

The Company has a 1989 Stock Option Plan for employees and 1992 and 1995 Stock Option Plans for members of the Company's Board of Directors. These plans provide for the granting of 1,270,000 options to employees and 190,000 options to Directors. These options generally vest over a three or four year period and become exercisable in part one year after date of grant and expire at the end of ten years. At December 31, 1998, there were 131,142 options available for future grant.

A summary of the status of the Company's three stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:

                                                1998                           1997                        1996
                                                ----                           ----                        ----

                                                     WEIGHTED-                     WEIGHTED-                    WEIGHTED-
                                                      AVERAGE                       AVERAGE                      AVERAGE
                                                     EXERCISE                      EXERCISE                     EXERCISE
                                      SHARES           PRICE         SHARES          PRICE         SHARES         PRICE
                                      ------           -----         ------          -----         ------         -----

Outstanding at beginning
  of year                             1,110,175        $ 7.56         978,375        $ 6.85         765,700       $ 7.34
Granted                                 131,000         17.66         225,300          9.46         247,800         8.53
Exercised                               (84,552)         7.23         (76,000)         4.04         (12,175)        7.50
Canceled                                (31,807)        11.15         (17,500)         8.14         (22,950)        7.75
                                     ----------                     ---------                     ---------
Outstanding at end of
  year                                1,124,816        $ 8.67       1,110,175        $ 7.56         978,375       $ 6.85
                                     ==========        ======       =========        ======       =========       ======
Options exercisable
  at year-end                           723,370                       491,692                       362,650
Weighted-average fair
   value of options
   granted during the year           $    11.16                      $   6.12                     $    5.15

The following table summarizes information about options outstanding at December 31, 1998:

                                    OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                          WEIGHTED-
                                          AVERAGE           WEIGHTED-                            WEIGHTED-
RANGE OF              NUMBER             REMAINING          AVERAGE           NUMBER             AVERAGE
EXERCISE           OUTSTANDING          CONTRACTUAL         EXERCISE        EXERCISABLE          EXERCISE
 PRICES            AT 12/31/98           LIFE (YRS)          PRICE          AT 12/31/98           PRICE
--------          -----------            ----------          -----          -----------           -----
$  0-5               131,800               2.20             $  .99            131,800             $  .99
  5-10               720,816               7.10               8.08            510,153               8.05
 10-25               272,200               8.98              13.94             81,417              12.65
                   ---------                                                  -------
                   1,124,816                                                  723,370
                   =========                                                  =======

At December 31, 1998, 1,255,958 shares of common stock are reserved for issuance under the stock option plans and 20,000 shares are reserved for issuance under common stock warrants outstanding for $7.50 per share.

The Company applies APBO No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                    1998              1997                1996
                                                    ----              ----                ----
Net loss                      As reported       $(3,758,445)       $(8,560,288)        $(5,699,555)
                              Pro forma         $(5,011,723)       $(9,166,993)        $(6,351,247)
Basic and diluted  net
  loss per common share       As reported       $      (.44)       $     (1.16)        $      (.78)
                              Pro forma         $      (.59)       $     (1.25)        $      (.87)

For pro forma calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                  1998             1997            1996
                                  ----             ----            ----
Expected volatility                77%              75%               67%
Risk-free interest rates       4.31-5.60%       5.71-6.48%       5.32-6.49%
Expected life                 4 or 5 years     4 or 5 years     4 or 5 years

I. BUSINESS SEGMENT

The Company operates in one business segment. It is engaged in the development and commercialization of the Company's principal products, the ADCON family, which are medical devices designed to inhibit excess postsurgical scarring and adhesion following surgery. The Company sells ADCON products to independent distributors in approximately 30 European countries and directly to hospitals in the United States. The Company does not have foreign facilities and therefore does not measure operating profit or loss from foreign sales.

Domestic and foreign product sales are as follows:

                                 1998            1997              1996
                                 ----            ----              ----
Domestic product sales        $11,648,214
Foreign product sales           2,276,992     $ 1,536,440       $   900,932
                              ===========     ===========       ===========
Total product sales           $13,925,206     $ 1,536,440       $   900,932

All of the Company's long-lived assets are located in the United States.

J. RESEARCH COLLABORATION AGREEMENTS

In October 1994, the Company established a research and development collaboration with Janssen Pharmaceutica, N.V. ("Janssen"), a wholly-owned subsidiary of Johnson & Johnson, for the discovery and development of compounds suitable for the treatment of Alzheimer's disease. In October 1998, this collaboration was restructured to provide for further research by the Company until May 1999. Deferred revenue related to these agreements was $514,228 and $809,359 at December 31, 1998 and 1997, respectively. In addition, Janssen is required to make milestone payments to the Company upon the achievement of development and clinical benchmarks. Johnson & Johnson has worldwide distribution rights for all products developed as a result of this collaboration. The Company will receive a royalty on sales of such products. Janssen is also responsible for all development costs, including clinical trials and obtaining regulatory approval.

K. RESEARCH, CLINICAL TRIAL, CONSULTING AND LICENSE AGREEMENTS

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

As of December 31, 1998, minimum commitments under research, clinical trial and consulting agreements are $1,116,761 for 1999.

L.       SETTLEMENT OF CLAIM

In 1995, a dispute regarding inventorship of the ADCON(R) products and the rights of Case Western Reserve University(CWRU) to receive royalties from sales of ADCON(R) products arose between the Company and CWRU. After extensive discussions between the Company and CWRU, a complaint was filed by the Company on September 8, 1997 in the United States District Court Northern District of Ohio, Eastern Division ("Court") against CWRU and one of its employees, requesting the Court to confirm that there was no error in the omission of the employee as a named inventor of the Company's patents. The complaint was filed in response to repeated statements to the Company and the general public made by the employee and CWRU alleging that the inventorship of the patent was in error because the employee was not named. The complaint did not seek monetary damages. As an agreement in principle had been reached between the Company and CWRU in 1997, the Company recorded a charge of $2,025,000 based on the fair value of the Company's common stock at that time. The Company recorded the offset to the charge as a component of stockholders' equity in 1997.

In March 1998 the suit was dismissed pursuant to the terms and conditions of a Settlement Agreement between the Company and CWRU and the Company issued 200,000 shares of common stock to CWRU and the employee.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         Information with respect to Directors of the Company is set forth in the Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Information with respect to executive compensation is set forth in the Proxy Statement under the heading "Election of Directors" and under the heading "Compensation of Executive Officers," which information is incorporated herein by reference (except for the Compensation Committee Report on Executive Compensation and the Comparative Stock Performance Graph).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference.

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

         1.       Financial Statements.

                  Report of Independent Auditors

                  Consolidated Balance Sheets at December 31, 1998 and 1997.

                  Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                  Notes to Consolidated Financial Statements.

         2.       Financial Statement Schedules:

                  Schedule II - Valuation and Qualifying Accounts and Reserves.

                                                      Balance at         Charged to                    Balance at
                                                     Beginning of         Cost and                       End of
         Description                                    Period            Expenses       Deductions      Period
         -----------                                    ------            ---------      ----------      ------
         Years ended
         December 31, 1998
         Allowances deducted from assets:
         Trade receivable allowances                      41,888            560,680       A              602,568
         Inventory obsolescence reserve                  138,000            244,763       B              382,763

         Note A - Principally the provision for bad debts and sales returns reserve Note B - Principally the provision for obsolete inventory

                  The Company was in the development stage for the years ended December 31, 1997 and 1996 as principal operations had not commenced. Due to the lack of significant sales, the trade receivable allowances and inventory obsolescence reserve were not significant for the years then ended and have been excluded herein.

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore are omitted.

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

EXHIBIT
 NUMBER                                       DESCRIPTION OF DOCUMENT
 ------                                       -----------------------

*10.8 The Company's 1992 Directors Stock Option Plan is incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33- 96460).

*10.9 The Company's Amended and Restated 1995 Nonemployee Directors Stock Option Plan is incorporated by reference to
                    Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-20096).

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

EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
 ------                        -----------------------

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

10.20 Development and Exclusive License Agreement, dated December 10, 1996, between the Company and Chugai Pharmaceutical Company, Ltd. is incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-20096).

10.21 Form of Indemnification Agreement is incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-20096).

10.22 Form of U.S. Manufacturer's Representative Agreement is incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 0-20096).

10.23 Research Agreement, dated as of October 13, 1998, between the Company and Janssen Pharmaceutica, N.V.

21.1                Subsidiaries of the Company.

23.1                Consent of Ernst & Young LLP.

24.1                Powers of Attorney.

27.1                Financial Data Schedule for period ending December 31, 1998.

(b)                 Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GLIATECH INC.

                                     BY: /s/ RODNEY E. DAUSCH
                                     Rodney E. Dausch
                                     Vice President and Chief Financial Officer

                                     DATE: March 5, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                         TITLE                                        DATE
---------                                                         -----                                        ----
                  *                            President and Chief Executive                                 March 5, 1999
Thomas O. Oesterling, Ph.D.                    Officer (Principal Executive
                                               Officer) and Director

/s/ RODNEY E. DAUSCH                           Vice President and Chief                                      March 5, 1999
Rodney E. DauschFinancial                      Officer (Principal Financial Officer and
                                               Principal Accounting Officer)

                  *
Robert P. Pinkas                               Chairman of the Board                                         March 5, 1999

                  *
William A. Clarke                              Director                                                      March 5, 1999

Theodore E. Haigler, Jr.                       Director                                                      March 5, 1999

                  *
Ronald D. Henriksen                            Director                                                      March 5, 1999

                  *
Irving S. Shapiro                              Director                                                      March 5, 1999

                  *
John L. Ufheil                                 Director                                                      March 5, 1999

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:      /s/ RODNEY E. DAUSCH                                      March 5, 1999
         RODNEY E. DAUSCH, ATTORNEY-IN-FACT

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
------                        -----------------------

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

EXHIBIT
NUMBER                                       DESCRIPTION OF DOCUMENT
------                                       -----------------------

*10.8 The Company's 1992 Directors Stock Option Plan is incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33- 96460).

*10.9 The Company's Amended and Restated 1995 Nonemployee Directors Stock Option Plan is incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-20096).

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

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
------                         -----------------------

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

10.20 Development and Exclusive License Agreement, dated December 10, 1996, between the Company and Chugai Pharmaceutical Company, Ltd. is incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No.
                           0-20096).

10.21 Form of Indemnification Agreement is incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No.
                           0-20096).

10.22 Form of U.S. Manufacturer's Representative Agreement is incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 0-20096).

10.23 Research Agreement, dated as of October 13, 1998, between the Company and Janssen Pharmaceutica, N.V.

21.1                       Subsidiaries of the Company.

23.1                       Consent of Ernst & Young LLP.

24.1                       Powers of Attorney.

27.1                       Financial Data Schedule for period ending December
                           31, 1998.

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.