Form 10-K/A
period 1998-12-31
GLIATECH INC
filed 1999-03-26
CIK 885741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-K/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     Common Stock, $0.01 par value per share

     Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Annual Report or any amendment to this Form 10-K. |_|

     Aggregate market value of Common Stock held by non-affiliates as of March 2, 1999 at a closing price of $26.00 per share as reported by the Nasdaq National Market was approximately $212,146,064. Shares of Common Stock held by each officer and director, their respective spouses, and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 2, 1999 was 9,467,773.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part of the following document is incorporated by reference to Part III of this Annual Report on Form 10-K: the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders (the "Proxy Statement").

     Although the Consolidated Statement of Cash Flows for the years ended December 31, 1997 and 1996 of this Item 8 contains certain amendments, the complete text of Item 8 is included in this Form 10-K/A pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934. Accordingly, Item 8 is hereby amended and restated in its entirety as follows:

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

                                                           /s/ ERNST & YOUNG LLP

Cleveland, Ohio
February 11, 1999

                         GLIATECH INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31
                                                        1998            1997
                                                    ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                         $  4,731,814    $  5,601,398
  Short-term investments                              21,667,064       5,940,476
  Accounts receivable, less allowances of
    $602,568 in 1998 and $41,888 in 1997               2,995,548         544,051
  Government grants receivable                           401,160         207,080
  Inventories                                            776,057         164,078
  Prepaid expenses and other                           1,016,098         278,714
                                                    ------------    ------------
Total current assets                                  31,587,741      12,735,797
Property and equipment, net                            1,556,815       1,277,519
Other assets, net                                        817,630         792,072
                                                    ------------    ------------
TOTAL ASSETS                                        $ 33,962,186    $ 14,805,388
                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $    875,462    $    570,310
  Accrued expenses                                     2,083,273         689,710
  Accrued research contracts                           1,418,653         426,336
  Accrued compensation                                   790,041         179,018
  Accrued clinical trial costs                         1,127,991         690,885
  Deferred research contract revenue                     514,194         809,359
                                                    ------------    ------------
Total current liabilities                              6,809,614       3,365,618
Stockholders' equity:
  Preferred Stock, $.01 par value:
    Authorized shares--5,000,000 at December 31,
      1998 and 1997; None issued and outstanding
      at December 31, 1998 or 1997
  Common Stock, $.01 par value:
    Authorized shares--30,000,000 at December 31,
      1998 and 1997;
    Issued and outstanding shares--9,410,825
      at December 31, 1998 and 7,401,273 at
      December 31, 1997                                   94,109          74,013
  Additional paid-in capital                          72,830,961      53,379,810
  Retained deficit                                   (45,772,498)    (42,014,053)
                                                    ------------    ------------
Total stockholders' equity                            27,152,572      11,439,770
                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 33,962,186    $ 14,805,388
                                                    ============    ============


                See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                     YEAR ENDED DECEMBER 31,
                                     -----------------------
                                1998            1997            1996
                            ------------    ------------    ------------
REVENUES
Product sales               $ 13,925,206    $  1,536,440    $    900,932
Research contracts and
  licensing fees               2,559,131       2,954,000       2,854,860
Government grants                846,202         410,333         122,183
                            ------------    ------------    ------------
Total revenues                17,330,539       4,900,773       3,877,975
OPERATING COSTS AND
  EXPENSES
Cost of product sales          2,468,296         614,424         341,534
Research and development       9,757,717       6,952,247       6,119,533
Selling, general and
  administrative               9,359,260       4,400,535       4,070,173
Depreciation and
  amortization                   419,293         292,746         166,411
                            ------------    ------------    ------------
Total operating costs and
  expenses                    22,004,566      12,259,952      10,697,651
                            ------------    ------------    ------------
                              (4,674,027)     (7,359,179)     (6,819,676)
Settlement of claim                           (2,025,000)
Interest income, net             915,582         823,891       1,120,121
                            ------------    ------------    ------------
Net loss                    $ (3,758,445)   $ (8,560,288)   $ (5,699,555)
                            ============    ============    ============
Basic and diluted net
  loss per common share     $      (0.44)   $      (1.16)   $      (0.78)
                            ============    ============    ============
Shares used for purposes
  of computing basic and
  diluted net loss per
  common share                 8,511,014       7,354,124       7,313,230
                            ============    ============    ============



See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                     COMMON STOCK                        ADDITIONAL                                      TOTAL
                                      NUMBER OF                          PAID-IN          DEFERRED      RETAINED     STOCKHOLDERS'
                                      SHARES           PAR VALUE         CAPITAL        COMPENSATION     DEFICIT        EQUITY
                                    ---------           -------         -----------      ----------     ------------  -----------
BALANCE AT JANUARY 1, 1996           7,297,865          $72,978         $50,886,788        ($23,111)    ($27,754,210) $23,182,445

Exercise of Stock Options               12,175              122              91,191                                        91,313

Issuance of Stock Bonus                  6,088               61              51,688                                        51,749

Costs of Issuance of Common Stock                                           (21,954)                                      (21,954)

Exercise of Stock Warrants               3,961               40                 (40)

Deferred Compensation                                                                        23,111                        23,111

Net Loss                                                                                                  (5,699,555)  (5,699,555)
                                    ----------          -------         -----------      ----------     ------------  -----------

BALANCE AT DECEMBER 31, 1996         7,320,089           73,201          51,007,673               0      (33,453,765)  17,627,109


Exercise of Stock Options               76,000              760             306,365                                       307,125

Issuance of Stock Bonus                  5,184               52              40,772                                        40,824

Settlement of Claim                                                       2,025,000                                     2,025,000

Net Loss                                                                                                  (8,560,288)  (8,560,288)
                                    ----------          -------         -----------      ----------     ------------  -----------

BALANCE AT DECEMBER 31, 1997         7,401,273           74,013          53,379,810               0      (42,014,053)  11,439,770


Exercise of Stock Options               84,552              846             610,052                                       610,898

Issuance of Common Stock for

    Settlement of Claim                200,000            2,000              (2,000)

Issuance of Common Stock             1,725,000           17,250          18,843,099                                    18,860,349

Net Loss                                                                                                  (3,758,445)  (3,758,445)
                                    ----------          -------         -----------      ----------     ------------  -----------

BALANCE AT DECEMBER 31, 1998         9,410,825          $94,109         $72,830,961      $        0     ($45,772,498) $27,152,572
                                    ==========          =======         ===========      ==========     ============  ===========



See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         YEAR ENDED DECEMBER 31,
                                         -----------------------
                                 1998            1997            1996
                              ------------    ------------    ------------
Operating activities:
Net loss                      $ (3,758,445)   $ (8,560,288)   $ (5,699,555)
Adjustments to reconcile
  net loss to net cash
  used in operating
  activities:
  Depreciation and
    amortization                   419,293         292,746         166,411
  Patent cost write-off             30,002          48,668         277,889
  Provision for losses on
    accounts receivable            560,680
  Compensation from
    issuance of stock and
    stock options                                                   23,111
  Settlement of claim                            2,025,000
  Changes in operating
    assets and liabilities:
    Accounts receivable         (3,012,177)       (212,894)       (192,729)
    Inventories                   (611,979)        223,040          30,541
    Government grants
      receivable and other
      assets                      (931,464)       (201,228)         61,834
    Accounts payable and
      accrued expenses           1,698,715         316,773         327,822
    Other liabilities            1,745,281         (87,462)      1,137,567
                              ------------    ------------    ------------
Net cash used in operating
  activities                    (3,860,095)     (6,155,645)     (3,867,109)
Investing activities:
(Purchase) Sale of
  short-term investments,
  net                          (15,726,588)      2,934,746      (6,632,281)
Payment for patent rights
  and trademarks                  (103,770)       (186,812)       (114,629)
Purchase of property and
  equipment                       (650,378)       (418,563)       (715,153)
                              ------------    ------------    ------------
Net cash (used in) provided
  by investing activities      (16,480,736)      2,329,371      (7,462,063)
Financing activities:
Payment of demand note
  from bank                                                       (400,000)
Proceeds from (cost of)
  issuance of Common
  Stock, net                    18,860,349                         (21,954)
Proceeds from exercise of
  stock options                    610,898         307,125          91,313
                              ------------    ------------    ------------
Net cash provided by
  (used in) financing
  activities                    19,471,247         307,125        (330,641)
                              ------------    ------------    ------------
Decrease in cash
  and cash equivalents            (869,584)     (3,519,149)    (11,659,813)
Cash and cash equivalents
  at beginning of
  year                           5,601,398       9,120,547      20,780,360
                              ------------    ------------    ------------
Cash and cash equivalents
  at end of year              $  4,731,814    $  5,601,398    $  9,120,547
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

B. INVENTORIES

Inventories consist of:

                       DECEMBER 31
                      1998       1997
                  --------   --------
Raw materials     $349,550   $ 36,755
Work in process    272,390     71,572
Finished goods     154,117     55,751
                  --------   --------
                  $776,057   $164,078
                  ========   ========

C. PROPERTY AND EQUIPMENT

Property and equipment consist of:

                                                   DECEMBER 31
                                               1998           1997
                                            -----------    -----------
Laboratory equipment                        $ 1,472,202    $ 1,213,267
Office equipment                                815,181        485,674
Leasehold improvements                        1,113,321      1,051,385
                                            -----------    -----------
                                              3,400,704      2,750,326
Accumulated depreciation and amortization    (1,843,889)    (1,472,807)
                                            -----------    -----------
Property and equipment, net                 $ 1,556,815    $ 1,277,519
                                            ===========    ===========

D. OTHER ASSETS

Other assets consist of:

                                                                  DECEMBER 31
                                                               1998       1997
                                                             --------   --------
Patent rights, net of accumulated amortization of $110,955
  at December 31, 1998 and $82,744 at December 31, 1997      $764,182   $718,973
Trademark costs, net                                           39,951     59,503
Other                                                          13,497     13,596
                                                             --------   --------
                                                             $817,630   $792,072
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

The Company's net deferred tax assets and liabilities consist of the following:

                                                           1998             1997
                                                       ------------    ------------
Deferred tax liabilities                               $   (290,000)   $   (273,000)
Deferred tax assets:
   Amortization of capitalized research
   and development expenses for tax                       3,740,000       4,420,000
   Research and development tax credit carryforwards      2,783,000       2,119,000
   Net operating tax loss carryforwards                  12,369,000       9,931,000
   Other                                                    957,000       1,118,000
                                                       ------------    ------------
Total deferred tax assets                                19,849,000      17,588,000
Valuation allowance                                     (19,559,000)    (17,315,000)
                                                       ------------    ------------
Net deferred taxes                                     $          0    $          0
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

A summary of the status of the Company's three stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:

                                                1998                       1997                       1996
                                                ----                       ----                       ----
                                                      WEIGHTED-                WEIGHTED-                 WEIGHTED-
                                                      AVERAGE                  AVERAGE                   AVERAGE
                                                      EXERCISE                 EXERCISE                  EXERCISE
                                        SHARES         PRICE      SHARES        PRICE      SHARES         PRICE
                                        ------         -----      ------        -----      ------         -----
Outstanding at beginning
  of year                              1,110,175       $ 7.56     978,375     $ 6.85       765,700       $ 7.34
Granted                                  131,000        17.66     225,300       9.46       247,800         8.53
Exercised                                (84,552)        7.23     (76,000)      4.04       (12,175)        7.50
Canceled                                 (31,807)       11.15     (17,500)      8.14       (22,950)        7.75
                                      ----------                ---------                ---------
Outstanding at end of
  year                                 1,124,816       $ 8.67   1,110,175     $ 7.56       978,375       $ 6.85
                                      ==========       ======   =========     ======     =========       ======
Options exercisable
  at year-end                            723,370                  491,692                  362,650
Weighted-average fair
     value of options
     granted during the year          $    11.16                 $   6.12                $    5.15

The following table summarizes information about options outstanding at December 31, 1998:

                            OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                            -------------------                -------------------
                                WEIGHTED-
                                 AVERAGE         WEIGHTED-                    WEIGHTED-
RANGE OF       NUMBER           REMAINING         AVERAGE       NUMBER         AVERAGE
EXERCISE     OUTSTANDING       CONTRACTUAL       EXERCISE     EXERCISABLE     EXERCISE
PRICES       AT 12/31/98        LIFE (YRS)        PRICE        AT 12/31/98       PRICE
------       -----------        ----------        -----        -----------       -----
$0-5           131,800            2.20            $  .99          131,800      $  .99
 5-10          720,816            7.10              8.08          510,153        8.05
 10-25         272,200            8.98             13.94           81,417       12.65
             ---------                                          ---------
             1,124,816                                            723,370
             =========                                          =========

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

Domestic and foreign product sales are as follows:

                           1998                1997             1996
                           ----                ----             ----
Domestic product sales  $11,648,214
Foreign product sales     2,276,992         $ 1,536,440      $   900,932
                        ===========         ===========      ===========
Total product sales      13,925,206           1,536,440          900,932

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

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GLIATECH INC.

                         BY: /s/ RODNEY E. DAUSCH
                         Rodney E. Dausch
                         Vice President and Chief Financial Officer

                         DATE: March 26, 1999

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                     TITLE                              DATE
         *                           President and Chief Executive            March 26, 1999
------------------------------       Officer (Principal Executive
Thomas O. Oesterling, Ph.D.          Officer) and Director


/s/ RODNEY E. DAUSCH                 Vice President and Chief                 March 26, 1999
------------------------------       Financial Officer
Rodney E. Dausch                     (Principal Financial Officer and
                                     Principal Accounting Officer)

        *                            Chairman of the Board                    March 26, 1999
------------------------------
Robert P. Pinkas

        *                            Director                                 March 26, 1999
------------------------------
William A. Clarke

                                     Director                                 March 26, 1999
------------------------------
Theodore E. Haigler, Jr.

        *                            Director                                 March 26, 1999
------------------------------
Ronald D. Henriksen

        *                            Director                                 March 26, 1999
------------------------------
Irving S. Shapiro

        *                            Director                                 March 26, 1999
------------------------------
John L. Ufheil


* The undersigned, by signing his name hereto, does sign and execute this Amendment No. 1 to the Annual Report on Form 10-K/A pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:  /s/ RODNEY E. DAUSCH                                         March 26, 1999
     RODNEY E. DAUSCH, ATTORNEY-IN-FACT