Form 10-Q
period 1999-03-31
GLIATECH INC
filed 1999-05-14
CIK 885741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (mark one)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

The number of shares outstanding of the registrant's Common Stock, $0.01 par value per share, as of May 10, 1999 was 9,672,942 shares.

                         GLIATECH INC. AND SUBSIDIARIES

                                      INDEX


PART I.                   FINANCIAL INFORMATION                            PAGE
                                                                           ----

Item 1   Financial Statements:

         Consolidated Balance Sheets -                                      1
         December 31, 1998 and March 31, 1999 (unaudited)

         Consolidated Statements of Operations -
         for the three months ended March 31, 1999 and 1998 (unaudited)     2

         Consolidated Statements of Cash Flows -
         for the three months ended March 31, 1999 and 1998 (unaudited)     3

         Notes to Consolidated Financial Statements                         4

Item 2   Management's Discussion and Analysis of Financial Condition       5-11
         and Results of Operations

Item 3   Quantitative and Qualitative Disclosures About Market Risk        12


PART II.                  OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds                         13

Item 6   Exhibits and Reports on Form 8-K                                  14

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         GLIATECH INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                   MARCH 31,          DECEMBER 31,
                                                                     1999                 1998
                                                                 ------------         ------------
                                                                  (unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                                 $  3,553,982         $  4,731,814
       Short-term investments                                      22,641,382           21,667,064
       Accounts receivable                                          3,503,484            2,995,548
       Government grants receivable                                   380,365              401,160
       Inventories                                                  1,298,075              776,057
       Prepaid expenses and other                                     501,972            1,016,098
                                                                 ------------         ------------

Total current assets                                               31,879,260           31,587,741

Property and equipment, net                                         2,067,307            1,556,815
Other assets, net                                                     702,659              817,630
                                                                 ------------         ------------

TOTAL ASSETS                                                     $ 34,649,226         $ 33,962,186
                                                                 ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                               515,908              875,462
       Accrued expenses                                             2,465,310            2,083,273
       Accrued research contracts                                   1,045,761            1,418,653
       Accrued compensation                                           291,426              790,041
       Accrued clinical trial costs                                 2,103,592            1,127,991
       Deferred research contract revenue                             171,398              514,194
                                                                 ------------         ------------

       Total current liabilities                                    6,593,395            6,809,614

Stockholders' equity:
       Common stock                                                    94,695               94,109
       Additional paid-in capital                                  73,259,384           72,830,961
       Accumulated deficit                                        (45,298,248)         (45,772,498)
                                                                 ------------         ------------

       Total stockholders' equity                                  28,055,831           27,152,572
                                                                 ------------         ------------

       TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                 $ 34,649,226         $ 33,962,186
                                                                 ============         ============

See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                          THREE MONTHS ENDED
                                                              MARCH 31
                                                    ------------------------------
                                                       1999               1998
                                                    -----------        -----------


REVENUES
Product sales                                       $ 7,756,270        $   511,500
Research contracts and licensing fees                   342,796            738,500
Government grants                                       185,683            150,335
                                                    -----------        -----------
          Total revenues                              8,284,749          1,400,335

OPERATING COSTS AND EXPENSES
Cost of products sold                                 1,147,130            166,834
Research and development                              3,858,037          2,253,014
Selling, general and administrative                   2,933,141          1,232,873
Depreciation and amortization                           125,467             86,848
                                                    -----------        -----------
          Total operating costs and expenses          8,063,775          3,739,569
                                                    -----------        -----------
Operating income (loss)                                 220,974         (2,339,234)
Interest income, net                                    253,268            146,808
                                                    -----------        -----------
NET INCOME (LOSS)                                   $   474,242        $(2,192,426)
                                                    ===========        ===========

Earnings (loss) per share
          Basic                                     $      0.05        $     (0.29)
                                                    ===========        ===========
          Diluted                                   $      0.05        $     (0.29)
                                                    ===========        ===========

Average shares outstanding
          Basic                                       9,429,875          7,451,273
                                                    ===========        ===========
          Diluted                                    10,154,459          7,451,273
                                                    ===========        ===========


See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                              THREE MONTHS ENDED
                                                                       -------------------------------
                                                                          1999                1998
                                                                       -----------         -----------

OPERATING ACTIVITIES
Net income (loss)                                                      $   474,242         ($2,192,426)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation and amortization                                       125,467              86,848
       Patent Cost Write-off                                               178,122              24,999
       Compensation from issuance of stock and stock options               176,600                   0
       Changes in operating assets and liabilities:
            Accounts receivable                                           (507,936)             54,250
            Inventory                                                     (522,018)           (396,408)
            Government grants receivable and other assets                  534,921              31,098
            Accounts payable                                              (359,555)           (184,265)
            Deferred contract research revenue                            (342,796)           (738,499)
            Other liabilities                                              486,131             (31,363)
                                                                       -----------         -----------
Net cash provided by (used in) operating activities                        243,178          (3,345,766)
INVESTING ACTIVITIES
(Purchase) sale  of investments, net                                      (974,318)            595,399
Payment for patent rights and trademarks                                   (71,453)            (56,926)
Purchase of property and equipment                                        (627,656)            (97,068)
                                                                       -----------         -----------
Net cash (used in) provided by investing activities                     (1,673,427)            441,405
FINANCING ACTIVITIES
Proceeds from exercise of stock options                                    252,417                   0
                                                                       -----------         -----------
Net cash provided by financing activities                                  252,417                   0
                                                                       -----------         -----------

Decrease in cash and cash equivalents                                   (1,177,832)         (2,904,361)
Cash and cash equivalents at beginning of period                         4,731,814           5,601,398
                                                                       -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 3,553,982         $ 2,697,037
                                                                       ===========         ===========

                         GLIATECH INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Gliatech Inc. for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission.

Note 2. Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding for the three months ended March 31, 1999 and 1998. Diluted earnings (loss) per common share for the three months ended March 31, 1999 is based on the weighted average number of common shares outstanding plus the dilutive effect of stock options.

Note 3. Business Segment

The Company operates in one business segment. It is engaged in the development and commercialization of the Company's principal products, the ADCON(R) family, which are medical devices designed to inhibit excess postsurgical scarring and adhesion following surgery. The Company sells ADCON(R) products to independent distributors in approximately 29 countries and directly to hospitals in the United States. The Company does not have foreign facilities and therefore does not measure operating profit or loss from foreign sales.

Domestic and foreign product sales are as follows:

                                   Three Months Ended
                                        March 31,
                              ----------------------------
                                    1999              1998
                              ----------        ----------
Domestic product sales        $6,831,494        $        0
Foreign product sales            924,776           511,500
                              ----------        ----------
Total product sales           $7,756,270        $  511,500
                              ==========        ==========

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is engaged in research, development and commercialization of the ADCON(R) family of products, which are proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit surgical scarring and adhesions. Based on European pivotal clinical studies and other compliance efforts and submission of data, the Company obtained regulatory clearance to affix CE Marking on ADCON(R)-L and ADCON(R)-T/N in August 1995 and January 1996, respectively, thereby allowing ADCON(R)-L and ADCON(R)-T/N to be marketed in the 19 European countries which recognize CE marking for lumbar disc surgery and tendon and peripheral nerve surgeries respectively. The Company is currently marketing ADCON(R)-L in 30 countries including the U.S. and ADCON(R)-T/N in 28 countries outside of the U.S. through independent medical device distributors, including the major countries in the European Union pursuant to its CE Marking. The Company also commenced sales of ADCON(R)-L in the U.S. in June 1998. In addition, the Company signed a development and exclusive license agreement in December 1996 with Chugai for the sale of ADCON(R)-L and ADCON(R)-T/N in Japan. Further, the Company is also pursuing the development of small molecule drug candidates for the treatment of several nervous system disorders, including Attention Deficit Hyperactive Disorder ("ADHD"), sleep disorders, anxiety and Alzheimer's disease ("AD"). In October 1994, the Company entered into a strategic alliance with Janssen Pharmaceutica, N.V. of Belgium ("Janssen") to collaborate on the discovery and development of therapeutic models to treat AD. In October 1998, this alliance was restructured to provide for further research by the Company until May 1999. The Company is currently negotiating to extend the terms of this arrangement.

The Company receives a significant portion of its revenues from product sales particularly of ADCON(R)-L and, to a lesser extent ADCON(R)-T/N. The Company anticipates that a significant portion of revenue from product sales will be derived from its Adcon(R) family of products, primarily ADCON(R)-L. In addition to funds derived from contract research payments relating to its strategic alliance with Janssen, the Company also receives revenue from various government grants awarded to the Company. In June 1998, the Company received net proceeds of approximately $18.9 million in connection with the completion of a public offering of 1,725,000 shares of Common Stock.

RESULTS OF OPERATIONS

For the three month period ended March 31, 1999 and 1998.


REVENUES

Total revenues increased to $8.3 million in the first quarter of 1999 from $1.4 million in the first quarter of 1998. The increase in total revenues is primarily the result of an increase in product sales, which increased to a record $7.8 million in the first quarter of 1999 from $511,500 million in the first quarter of 1998. This increase in product sales resulted primarily from the commercialization in the U.S. of ADCON(R)-L. which was approved for marketing by the Food and Drug Administration (the "FDA") in May 1998. The Company commenced sales of ADCON(R)-L in the U.S. in June 1998.

This increase in revenues was partially offset by a decrease in the Company's research contract revenues of 53.6% to $342,796 in the first quarter of 1999 from $738,500 in the first quarter of 1998. These research contract revenues were from the Company's research contract with Janssen, which was restructured in October 1998 to provide for continued research by the Company and revenues from Janssen until May 1999.

In addition, the Company's government-funded grant revenues increased 23.5% to $185,683 in the first quarter of 1999 from $150,335 in the first quarter of 1998. This increase was a result of an increase in the number of government-funded grants to the Company.


OPERATING COSTS AND EXPENSES

Total operating expenses increased by 115.6% to $8.1 million in the first quarter of 1999, compared to $3.7 million in the first quarter of 1998. Cost of products sold increased to $1.1 million in the first quarter of 1999 compared to $166,834 in the first quarter of 1998, but decreased, as a percentage of product sales, in the first quarter of 1999 to 14.8% from 32.67% in the first quarter of 1998. The percentage decrease in first quarter of 1999 is primarily due to: (i) increased production volumes and (ii) the favorable impact of the unit sales prices of ADCON(R)-L in the United States


Research and development expenses increased by 71.2 % to $3.9 million in the first quarter of 1999 from $2.3 million in the first quarter of 1998. This increase was primarily due to: i) an increase in development expenses for the Company's lead compound for its Cognition Modulation program, which began human clinical trial in the fourth quarter of 1998 and ii) increased clinical research costs associated with the U.S. pivotal clinical trial of ADCON(R)-P, which started in the first quarter of 1999.

Selling, general and administrative expenses increased 137.9% to $2.9 million in the first quarter of 1999 compared to $1.2 million in the first quarter of 1998. This increase was primarily due to an increase in the sales and marketing expenses and sales commissions resulting from the sales and marketing of ADCON(R)-L in the U.S and a $178,122 write-off of abandoned patents.

Depreciation and amortization expense increased 44.5% to $125,467 in the first quarter of 1999 compared to $86,848 in the first quarter of 1998. The increase was primarily due to increased depreciation on purchasing of additional computer and manufacturing equipment.


INTEREST INCOME

Interest income, net increased to $253,265 in the first quarter of 1999 from $146,808 in the first quarter of 1998. This increase in the first quarter is due to carrying higher cash, cash equivalents and short-term investment balances due to the proceeds from the public offering in June 1998.


NET INCOME (LOSS)

Gliatech's net income increased to $474,242 in the first quarter of 1999, compared to a net loss of $2.2 million in the first quarter of 1998. The net income is a result of ADCON(R)-L product sales in the U.S. significantly offset by an increase in total expenses. The basic and diluted earnings per common share was $0.05 in the first quarter of 1999, compared to a net loss per common share of $0.29 in the first quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

In order to preserve principal and maintain liquidity, the Company's funds are invested in commercial paper and other short-term investments. As of March 31, 1999 and December 31, 1998, the Company's cash and cash equivalents and short-term investments totaled $26.2 million and $26.4 million, respectively. The Company expects that its existing capital resources, interest earned thereon, and product sales will enable the Company to maintain its current and planned operations at least through mid-2000.

Historically, the Company has financed its operations primarily through the private placement and public offering of its equity securities, research contract licensing fees, and to a lesser extent, through federally sponsored research grants. In June 1998, the Company raised additional funds through a public offering of 1,725,000 shares of its Common Stock at a price of $12.00 per share, including the exercise of the over-allotment option of 225,000 shares. The Company also has established a $1.5 million line of credit with a bank. As of March 31, 1999, the Company had no borrowings against the line of credit.

The Company may need to raise additional capital to fund its future operations. The Company's future capital requirements will depend on, and could increase as a result of many factors, including, but not limited to: the commercial success of its ADCON(R) family of products, the progress of the Company's research and development, including the costs related to its Cognition Modulation and AD programs, the scope, timing and results of preclinical studies and clinical trials, the cost and timing of obtaining regulatory approvals, its success in obtaining the strategic alliances required to fund certain of its programs, the rate of technological advances, determinations as to the commercial potential of certain of the Company's product candidates, the status of competitive products and the establishment of additional manufacturing capacity.

In September 1998, the Company was awarded its second Phase II Small Business Innovation Research ("SBIR") program grant from National Institute of Neurological Disorders and Stroke ("NINDS") for research evaluating H(3) agonists. The grant has a two-year term and may provide as much as $750,000 in funding. In the second quarter of 1998, the Company was awarded two Phase I
SBIR grants for up to $97,500 each from National Heart, Lung and Blood Institute and National Institute of Mental Health, both divisions of the National Institute of Health ("the NIH"). The Company was also awarded a Phase I SBIR grant for up to $99,800 in the third quarter of 1998 to aid in additional research studies. If the Company is successful in other Phase I research, additional Phase II awards may be sought for funding to aid in further development of pharmaceutical compounds, however there is no assurance that such Phase I research will be successful or that additional funding will be obtained.

The Company may raise additional funds through additional equity or debt financing, government grants, future corporate alliances, collaboration relationships or otherwise. The Company may engage in these capital raising activities even if it does not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to the Company or, if available, that it will be on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result. If adequate funds are not available, the Company may be required to delay, or reduce the scope of, or eliminate one or more of its research, development or clinical trials. If the Company seeks to obtain funds through arrangements with collaborative partners or others, such partners may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

YEAR 2000. The Year 2000 issue results from computer programs and systems that were created to accept only two digit dates. Such systems may not be able to distinguish 20th century dates from 21st century dates. This could result in miscalculations and system failures that could inhibit the Company's ability to engage in normal business activities.

The following discussion of the implications of the Year 2000 issue for the Company contains numerous forward-looking statements. The cost of the Company's Year 2000 project and the date upon which the Company plans to complete its internal modifications are based upon management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. Although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that these estimates and timetable will be achieved and actual results could differ materially from those anticipated.

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

         REMEDIATION PHASE-implementation of code enhancements, hardware and software upgrades, systems replacements, vendor and customer assurances, contingency planning and other associated changes; and

         VALIDATION PHASE-testing of systems for Year 2000 readiness. The Company believes that its network information systems, including Network Operating Systems (NOS) software and Enterprise Resource Planning (ERP) software have been thoroughly tested as Year 2000 compliant, and should be able to process year and data information beyond the year 1999.

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

The Awareness Phase has been completed. The Company expects the Assessment and Remediation Phases to be substantially completed by the end of the second quarter of 1999. The Company's Remediation Phase consists of numerous individual projects that vary in size, materiality and importance. The Company has established a Year 2000 project team that is currently reviewing information technology ("IT") systems and non-IT systems that could be affected by this issue. While the manufacture of the Company's products are not dependent on computer chip driven processes, any interruption in receipt of supplies, delivery of goods by outside carriers, or processing of orders by distributors could have a material adverse effect on the Company's business, prospects, financial condition or result of operations. The Company has begun communicating its Year 2000 status to all of its existing customers and vendors. In this communication, the Company has requested that these same customers and vendors respond with their Year 2000 status. The Company is maintaining a database of customers and vendors who have and have not responded to such inquiry, and the Company will promptly submit further inquiries to certain of such third parties as business requirements dictate. However, there can be no guarantee that these measures will prevent any material adverse effect on the operations and business of the Company if such suppliers and business partners fail to convert their systems before December 31, 1999.

COSTS. The Company is primarily utilizing internal resources to reprogram, replace and test its computer systems, software, equipment and building infrastructure components for Year 2000 modifications. The Company estimates that Year 2000 expenditures will be less than $150,000 and will be funded by normal operating cash flow. All Year 2000 expenditures are expensed as incurred and are not expected to have a material effect on results of operations, liquidity or capital resources. As of March 31, 1999 approximately $10,000 of the estimated project cost has been incurred. The remaining costs are expected to be incurred evenly over the period up through January 31, 2000. These cost estimates may change as additional remediation and testing efforts progress.

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

EURO CONVERSION. On January 1, 1999, eleven of the fifteen countries (the "Participating Countries") that are members of the European Union established a new uniform currency know as the "Euro." The current currency existing prior to such date in the Participating Countries will be phased out during the transition period commencing January 1, 1999 and ending January 1, 2002. During such transition period both the Euro and the existing currency will be available in the Participating Countries. Although certain of the Company's products are being sold in the Participating Countries through independent distributors, the Company receives revenues from such sales in U.S. dollars. As a result, the Company does not anticipate that the introduction and use of the Euro will materially affect the Company's business, prospects, and results of operations or financial condition.

FORWARD-LOOKING STATEMENTS. Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements." When used in this Report, the words "believes," "anticipates," "expects," "intends" and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of the Company to be different from expectations expressed or implied by such forward-looking statements. Such factors included, but are not limited to, commercial uncertainty of market acceptance of the Company's ADCON(R) family of products, other than ADCON(R)-L, including the timing and content of decisions made by the FDA, commercial uncertainty of the acceptance of the Company's ADCON(R) family of products, delays in product development of additional ADCON(R) products, uncertainty due to the early stage of development for the therapeutic programs, the possible need for additional funding, the ability of the Company to establish and maintain collaborative arrangements with others, the potential market size of ADCON(R) products, the ability to extend research collaborations, the ability of the Company, its customer and vendor to appropriately address Year 2000 issues, the productivity of distributors of the ADCON(R) products, shortages of supply of ADCON(R) products from the Company's sole manufacturer, the ability of the Company to commence manufacturing of its ADCON(R) products at its manufacturing facility located in the U.S., the lack of supply of raw materials for the Company's products, uncertainty of future profitability, uncertainties related to the Company's proprietary rights in its products, the loss of key management, and personnel and technological change. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of other assumptions, risks, uncertainties, general economic and business conditions, and the business opportunities (or lack thereof) that may be presented to and pursued by the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

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

                                     PART II
                                OTHER INFORMATION



ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS


(a) RECENT SALES OF UNREGISTERED SECURITIES

On January 8, 1999, the Company issued an aggregate of 5,198 shares of common stock, par value $.01 per share, to certain of its executive officers as part of such officers bonus compensation for performance in fiscal 1998. These shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.


(b) CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company registered 2,300,000 shares of Common Stock in connection with its initial public offering on a Registration Statement on Form S-1, which went effective on October 18, 1995. The data below reflects the use of proceeds from such offering to the date of this Quarterly Report on Form 10-Q. All such proceeds were directly or indirectly paid to others pursuant to Rule 701(f)(4)(vii):


Construction                                                             0
Machinery and Equipment                                                  0
Real Estate                                                              0
Acquisition                                                              0
Repayment of Debt                                                        0
Working Capital                                                    711,000
Temporary Investments (specify)
         Commercial paper                                          171,000
         Corporate Bonds                                           271,000
         Other Short-Term Investments                              304,000
         Other:
         Clinical Trials                                         4,140,000
         Research and Development                               10,694,000
         Sales and Marketing                                     3,283,000
         General Corporate Purposes                                 73,000

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

Date: May 14, 1999                   GLIATECH INC.




                                     By: /s/ Rodney E. Dausch
                                        ----------------------------------
                                        Rodney E. Dausch
                                        Vice President, Chief Financial Officer
                                             and Secretary
                                        (Duly Authorized Officer and Principal
                                             Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.           Description of Exhibit                        Page Number
-----------           ----------------------                        -----------

27.1                  Financial Data Schedule                            17