Form 10-Q
period 1999-06-30
GLIATECH INC
filed 1999-08-16
CIK 885741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (mark one)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

The number of shares outstanding of the registrant's Common Stock, $0.01 par value per share, as of AUGUST 10, 1999 WAS 9,539,462 SHARES.

                         GLIATECH INC. AND SUBSIDIARIES

                                      INDEX

PART I.                                FINANCIAL INFORMATION                                            PAGE
Item 1        Financial Statements: (unaudited)

              Consolidated Balance Sheets -                                                                1
              December 31, 1998 and June 30, 1999

              Consolidated Statements of Operations -
              for the three months  and six months ended
              June 30, 1999 and 1998                                                                       2

              Consolidated Statements of Cash Flows -
              for the six months ended June 30, 1999 and 1998                                              3

              Notes to Consolidated Financial Statements                                                  4-5

Item 2        Management's Discussion and Analysis of Financial Condition                                6-12
              and Results of Operations

Item 3        Quantitative and Qualitative Disclosures About Market Risk                                  13


PART II.                               OTHER INFORMATION

Item 2        Changes in Securities and Use of Proceeds                                                   14

Item 4        Submission of Matters to a Vote of Security-Holder                                        15-16

Item 6        Exhibits and Reports on Form 8-K                                                            17

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         GLIATECH INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                      JUNE 30,             DECEMBER 31,
                                                                        1999                   1998
                                                                   ------------           ------------
ASSETS
Current assets:
       Cash and cash equivalents                                   $  7,277,576           $  4,731,814
       Short-term investments                                        19,152,830             21,667,064
       Accounts receivable                                            3,647,165              2,995,548
       Government grants receivable                                     451,824                401,160
       Inventories                                                    1,840,876                776,057
       Prepaid expenses and other                                       465,293              1,016,098
                                                                   ------------           ------------
Total current assets                                                 32,835,564             31,587,741

Property and equipment, net                                           2,574,459              1,556,815
Other assets, net                                                       758,381                817,630
                                                                   ------------           ------------
TOTAL ASSETS                                                       $ 36,168,404           $ 33,962,186
                                                                   ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
       Accounts payable                                                 933,065                875,462
       Accrued expenses                                               2,130,061              2,083,273
       Accrued research contracts                                     1,472,928              1,418,653
       Accrued compensation                                             485,176                790,041
       Accrued clinical trial costs                                   2,062,556              1,127,991
       Deferred research contract revenue                                     0                514,194
                                                                   ------------           ------------
       Total current liabilities                                      7,083,786              6,809,614

Stockholders' equity:
       Common stock                                                      95,276                 94,109
       Additional paid-in capital                                    73,337,229             72,830,961
       Accumulated deficit                                          (44,347,887)           (45,772,498)
                                                                   ------------           ------------
       Total stockholders' equity                                    29,084,618             27,152,572
                                                                   ------------           ------------
       TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                   $ 36,168,404           $ 33,962,186
                                                                   ============           ============



See notes to consolidated statements.

                         GLIATECH INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                  JUNE 30                                   JUNE 30
                                                     ---------------------------------        -----------------------------------
                                                         1999                 1998                  1999                 1998
                                                      -----------          -----------           -----------          -----------
REVENUES
Product sales                                         $ 7,929,085          $ 1,150,870           $15,685,355          $ 1,662,370
Research contracts and licensing fees                     171,398              738,500               514,194            1,477,000
Government grants                                         245,168              259,923               430,851              410,257
                                                      -----------          -----------           -----------          -----------
          Total revenues                                8,345,651            2,149,293            16,630,400            3,549,627

OPERATING COSTS AND EXPENSES
Cost of products sold                                   1,147,525              297,832             2,294,655              464,666
Research and development                                3,360,182            2,451,013             7,300,551            4,767,179
Selling, general and administrative                     3,194,393            1,777,213             6,170,669            3,033,782
                                                      -----------          -----------           -----------          -----------
          Total operating costs and expenses            7,702,100            4,526,058            15,765,875            8,265,627
                                                      -----------          -----------           -----------          -----------
Operating income (loss)                                   643,551           (2,376,765)              864,525           (4,716,000)
Interest income, net                                      306,818              133,001               560,086              279,809
                                                      -----------          -----------           -----------          -----------
NET INCOME (LOSS)                                     $   950,369          $(2,243,764)          $ 1,424,611          $(4,436,191)
                                                      ===========          ===========           ===========          ===========
Earnings (loss) per share
          Basic                                       $      0.10          $     (0.28)          $      0.15          $     (0.57)
                                                      ===========          ===========           ===========          ===========
          Diluted                                     $      0.09          $     (0.28)          $      0.14          $     (0.57)
                                                      ===========          ===========           ===========          ===========
Average shares outstanding
          Basic                                         9,498,917            8,044,761             9,463,663            7,768,980
                                                      ===========          ===========           ===========          ===========
          Diluted                                      10,104,888            8,044,761            10,128,941            7,768,980
                                                      ===========          ===========           ===========          ===========








See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 SIX MONTHS ENDED
                                                                        ------------------------------------
                                                                             1999                   1998
                                                                         ------------           ------------
OPERATING ACTIVITIES
Net income(loss)                                                         $  1,424,611           ($ 4,436,191)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation and amortization                                          275,006                185,338
       Patent Cost Write-off                                                  178,122                 49,998
       Compensation from issuance of stock and stock options                  187,400                      0
       Changes in operating assets and liabilities:
            Accounts receivable                                              (651,617)              (443,466)
            Inventory                                                      (1,064,819)              (514,605)
            Government grants receivable and other assets                     500,141                   (674)
            Accounts payable                                                   57,603                987,262
            Deferred contract research revenue                               (514,194)              (737,000)
            Other liabilities                                                 730,763                176,282
                                                                         ------------           ------------
Net cash provided by (used in) operating activities                         1,123,016             (4,733,056)
INVESTING ACTIVITIES
Sale  of investments, net                                                   2,514,233              4,935,130
Payment for patent rights and trademarks                                     (128,913)               (91,347)
Purchase of property and equipment                                         (1,282,610)              (260,057)
                                                                         ------------           ------------
Net cash (used in) provided by investing activities                         1,102,710              4,583,726
FINANCING ACTIVITIES
Proceeds from issuance of Common Stock, net                                         0             19,261,166
Proceeds from exercise of stock options                                       320,036                180,128
                                                                         ------------           ------------
Net cash provided by financing activities                                     320,036             19,441,294
                                                                         ------------           ------------
Decrease in cash and cash equivalents                                       2,545,762             19,291,964
Cash and cash equivalents at beginning of period                            4,731,814              5,601,398
                                                                         ------------           ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  7,277,576           $ 24,893,362
                                                                         ============           ============



See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Gliatech Inc. for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission.

Note 2.   Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding for the three and six months ended June 30, 1999 and 1998. Diluted earnings (loss) per common share for the three and six months ended June 30, 1999 is based on the weighted average number of common shares outstanding plus the dilutive effect of stock options. Due to the net losses incurred in 1998, the effect of stock options was not included in the diluted loss per common share computation.

Note 3.   Business Segment

The Company operates in one business segment. It is engaged in the development and commercialization of the Company's principal products, the ADCON(R) family, which are medical devices designed to inhibit postsurgical scarring and adhesion following surgery. The Company sells ADCON(R) products to independent distributors in approximately 29 countries outside the United States and directly to hospitals in the United States. In addition, the Company is pursuing the development of small molecule drug candidates for the treatment of several nervous system disorders, including Attention Deficit Hyperactive Disorder ("ADHD"), sleep disorders, anxiety and Alzheimer's disease ("AD"). The Company does not have foreign facilities and therefore does not measure operating profit or loss from foreign sales.

Domestic and foreign product sales are as follows:

                                       Three Months Ended                        Six Months Ended
                                         June 30, 1999                              June 30, 1999
                                --------------------------------          --------------------------------
                                   1999                 1998                 1999                 1998
                                -----------          -----------          -----------          -----------
Domestic product sales          $ 7,085,620          $   621,720          $13,917,114          $   621,720
Foreign product sales               843,465              529,150            1,768,241            1,040,650
                                -----------          -----------          -----------          -----------
Total product sales             $ 7,929,085          $ 1,150,870          $15,685,355          $ 1,662,370
                                ===========          ===========          ===========          ===========

Note 4: Reclassification

Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is engaged in research, development and commercialization of the ADCON(R) family of products, which are proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit surgical scarring and adhesions. The Company is currently marketing ADCON(R)-L, which is designed to inhibit post surgical scarring and adhesions following lumbar surgery, in 30 countries including the U.S. It is also marketing ADCON(R)-T/N, which is designed to inhibit scarring and adhesions following tendon and peripheral nerve surgeries, in 28 countries outside of the U.S. through independent medical device distributors, including the major countries in the European Union pursuant to its CE Marking. The Company commenced sales of ADCON(R)-L in the U.S. in June 1998. In addition, the Company signed a development and exclusive license agreement in December 1996 with Chugai for the sale of ADCON(R)-L and ADCON(R)-T/N in Japan. Further, the Company is pursuing the development of small molecule drug candidates for the treatment of several nervous system disorders, including Attention Deficit Hyperactive Disorder ("ADHD"), sleep disorders, anxiety and Alzheimer's disease ("AD"). In October 1994, the Company entered into a strategic alliance with Janssen Pharmaceutica, N.V. of Belgium ("Janssen") to collaborate on the discovery and development of therapeutic models to treat AD. In October 1998, this alliance was restructured to provide for further research by the Company until May 1999. The Company expects that Janssen will select a lead drug candidate during 1999 for preclinical testing.

The Company has received and will continue to receive a significant portion of its revenues from product sales particularly of ADCON(R)-L and, to a lesser extent ADCON(R)-T/N. The Company also receives revenue from various government grants awarded to the Company. In June 1998, the Company received net proceeds of approximately $18.9 million in connection with the completion of a public offering of 1,725,000 shares of Common Stock.

RESULTS OF OPERATIONS

For the three and six months periods ended June 30, 1999 and 1998.

REVENUES

Total revenues increased to $8.3 million in the second quarter of 1999 from $2.1 million in the second quarter of 1998 and increased to $16.6 million in the first six months of 1999 from $3.6 million in the first six months of 1998. The increase in total revenues is a result of an increase in product sales, which increased to $7.9 million in the second quarter of 1999 from $1.2 million in the second quarter of 1998. This increase in product sales resulted from the commercialization in the U.S. of ADCON(R)-L., which was approved for marketing by the FDA in May 1998. The Company commenced sales of ADCON(R)-L in the U.S. in June 1998.

This increase in revenues was offset by a decrease in the Company's research contract revenues of 76.8% to $171,398 in the second quarter of 1999 from $738,500 in the second quarter of 1998. These research contract revenues were from the Company's research contract with Janssen, which was restructured in October 1998 to provide for further research by the Company and revenues from Janssen until May 1999.

In addition the Company's government-funded grant revenues decreased slightly by 6% to $245,168 in the second quarter of 1999 from $259,923 in the second quarter of 1998 and increased slightly by 5% to $430,851 in the first six months of 1999 from $410,257 in the first six months of 1998. This decrease in the second quarter was a result of the completion of three government grants. The increase in the first six months of 1999 is due to the timing of the government-funded grants to the Company.

OPERATING COSTS AND EXPENSES

Total operating expenses increased by 70.2% to $7.7 million in the second quarter of 1999, compared to $4.5 million in the second quarter of 1998 and increased 90.7% to $15.8 million in the first six months of 1999 compared to $8.3 million in the first six months of 1998. Cost of products sold increased to $1.1 million in the second quarter of 1999 compared to $297,832 in the second quarter of 1998, but decreased, as a percentage of product sales, in the second quarter of 1999 to 14.5% from 25.9% in the second quarter of 1998. The cost of products sold increased to $2.3 million in the first six months of 1999 compared to $464,666 in the first six months of 1998, but decreased as a percentage of product sales in the first six months of 1999 to 14.6% from 28% in the first six months of 1998. The percentage decrease in both the second quarter and the first six months of 1999 is due to: (1) increased production volumes and (2) the favorable impact of the unit sales prices of ADCON(R)-L in the United States. The Company is establishing a manufacturing operation in the United States and expects that it will incur startup cost in conjunction with this effort over the next year.

Research and development expenses increased by 37.1 % to $3.4 million in the second quarter of 1999 from $2.5 million in the second quarter of 1998 and increased 53.1% to $7.3 million in the first six months of 1999 from $4.8 million in the first six months of 1998. This increase was primarily due to: (1) an increase in development expenses for the Company's lead compound for its cognition modulation program, which commenced human clinical trials in the fourth quarter of 1998 and (2) increased clinical research costs associated with the U.S. pivotal clinical trial of ADCON(R)-P, which started in the first quarter of 1999.

Selling, general and administrative expenses increased to $3.2 million in the second quarter of 1999 compared to $1.8 million in the second quarter of 1998 and increased 103.4% to $6.2 million in the first six months of 1999 compared to $3.0 million in the first six months of 1998. This increase was due to an increase in the sales and marketing expenses and sales commissions resulting from the sales and marketing of ADCON(R)-L in the U.S.

INTEREST INCOME

Interest income, net increased to $306,818 in the second quarter of 1999 from $133,001 in the second quarter of 1998 and increased to $560,086 in the first six months of 1999 from $279,809 in the first six months of 1998. This increase in both periods is due to carrying higher cash, cash equivalents and short-term investment balances due to the proceeds from the public offering in June 1998.

NET INCOME (LOSS)

Gliatech's net income increased to $950,369 in the second quarter of 1999, compared to a net loss of $2.2 million in the second quarter of 1998 and increased to $1.4 million in the first six months of 1999 compared to a net loss of $4.4 million in the first six months of 1998. The net income is a result of ADCON(R)-L product sales in the U.S. significantly offset by an increase in operating expenses. The diluted earnings per common share was $0.09 for the second quarter of 1999, compared to a net loss per common share of $0.28 in the second quarter of 1998, and the diluted earnings per common share was $0.14 for the first six months of 1999 compared to a net loss per common share of $0.57 in the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

In order to preserve principal and maintain liquidity, the Company's funds are invested in commercial paper and other short-term investments. As of June 30, 1999 and December 31, 1998, the Company's cash and cash equivalents and short-term investments totaled $26.4 million for each period. The Company expects that its existing capital resources, interest earned thereon, and revenues will enable the Company to maintain its current and planned operations for the foreseeable future.

Historically, the Company has financed its operations primarily through the private placement and public offering of its equity securities, research contract licensing fees, and to a lesser extent, through federally sponsored research grants. In June 1998, the Company raised additional funds through a public offering of 1,725,000 shares of its Common Stock at a price of $12.00 per share, including the exercise of the over-allotment option of 225,000 shares. The Company also has established a $1.5 million line of credit with a bank. As of June 30, 1999, the Company had no borrowings against the line of credit.

The Company's future capital requirements will depend on, and could increase as a result of many factors, including, but not limited to, the commercial success of its ADCON(R) family of products, the progress of the Company's research and development, including the costs related to its Cognition Modulation and AD programs, the scope, timing and results of preclinical studies and clinical trials, the cost and timing of obtaining regulatory approvals, its success in obtaining the strategic alliances required to fund certain of its programs, the rate of technological advances, determinations as to the commercial potential of certain of the Company's product candidates, the status of competitive products and the establishment of additional manufacturing capacity.

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

In April 1999, the Company was awarded its third Phase II Small Business Innovation Research ("SBIR") program grant from the National Cancer Institute for research evaluating gynecological adhesions. Each of these Phase II SBIR grants has a two-year term and each may provide as much as $750,000 in funding. The Company was also awarded a Phase I SBIR grant for up to $99,800 in the third quarter of 1998 from the National Institute of General Medical Sciences to aid in additional research studies. If the Company is successful in other Phase I research, additional Phase II awards may be sought for funding to aid in further development of pharmaceutical compounds, however there is no assurance that such Phase I research will be successful or that additional funding will be obtained.

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

The Awareness, Assessment and Remediation Phases have been completed. The Company's Remediation Phase consisted of numerous individual projects that vary in size, materiality and importance. The Company established a Year 2000 project team that reviewed information technology ("IT") systems and non-IT systems that could be affected by this issue. All necessary in-house computers have been upgraded to be year 2000 compliant. The company is now currently in the Validation Phase in which we are testing all systems for Year 2000 readiness. While the manufacture of the Company's products are not dependent on computer chip driven processes, any interruption in receipt of supplies, delivery of goods by outside carriers, or processing of orders by distributors could have a material adverse effect on the Company's business, prospects, financial condition or results of operations. The Company has been communicating its Year 2000 status to all of its existing customers and vendors. In this communication, the Company has requested that these same customers and vendors respond with their Year 2000 status. The Company is maintaining a database of customers and vendors who have and have not responded to such inquiry. The Company has implemented a second mailing requesting Year 2000 status from its customer and vendors. The Company will continue to maintain a database of customers and vendors who have and have not responded to such inquiries. However, there can be no guarantee that these measures will prevent any material adverse effect on the operations and business of the Company if such suppliers and business partners fail to convert their systems before December 31, 1999.

COSTS. The Company is primarily utilizing internal resources to reprogram, replace and test its computer systems, software, equipment and building infrastructure components for Year 2000 modifications. The Company estimates that Year 2000 expenditures will be less than $100,000 and will be funded by normal operating cash flow. All Year 2000 expenditures are expensed as incurred and are not expected to have a material effect on results of operations, liquidity or capital resources. As of June 30, 1999 approximately $25,000 of the estimated project cost has been incurred. The remaining costs are expected to be incurred evenly over the period up through January 31, 2000. These cost estimates may change as the Validation Phase and testing efforts progress.

CONTINGENCY PLANS. The Company is in the process of developing business resumption contingency plans specific to the Year 2000. These plans will address the actions that would be taken if critical business functions cannot be carried out in the normal manner upon entering the next century due to systems or third party failures. Management estimates that these contingency plans will be developed by the end of the third quarter of 1999.

EURO CONVERSION. On January 1, 1999, eleven of the fifteen countries (the "Participating Countries") that are members of the European Union established a new uniform currency know as the "Euro." The current currency existing prior to such date in the Participating Countries will be phased out during the transition period commencing January 1, 1999 and ending January 1, 2002. During such transition period both the Euro and the existing currency will be available in the Participating Countries. Although certain of the Company's products are being sold in the Participating Countries through independent distributors, the Company receives revenues from such sales in U.S. dollars. As a result, the Company does not anticipate that the use of the Euro will materially affect the Company's business, prospects, and results of operations or financial condition.

FORWARD-LOOKING STATEMENTS. Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements." When used in this report, the words "believes," "anticipates," "expects," "intends" and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of the Company to be different from expectations expressed or implied by such forward-looking statements. Such factors included, but are not limited to, commercial uncertainty of market acceptance of the Company's ADCON(R) family of products, other than ADCON(R)-L, including the timing and content of decisions made by the FDA, delays in product development of additional ADCON(R) products, uncertainty due to the early stage of development for the therapeutic programs, the possible need for additional funding, the ability of the Company to establish and maintain collaborative arrangements with others, the potential market size of ADCON(R) products, the ability of the Company, its customer and vendor to appropriately address Year 2000 issues, the productivity of distributors of the ADCON(R) products, shortages of supply of ADCON(R) products from the Company's sole manufacturer, the ability of the Company to commence manufacturing of its ADCON(R) products at its manufacturing facility located in the U.S., the lack of supply of raw materials for the Company's products, uncertainty of future profitability, uncertainties related to the Company's proprietary rights in its products, the loss of key management, and personnel and technological change. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of other assumptions, risks, uncertainties, general economic and business conditions, and the business opportunities (or lack thereof) that may be presented to and pursued by the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company registered 2,300,000 shares of Common Stock in connection with its initial public offering on a Registration Statement on Form S-1, which went effective on October 18, 1995. The data below reflects the use of proceeds from such offering to the date of this Quarterly Report on Form 10-Q. All such proceeds were directly or indirectly paid to others pursuant to Rule 701(f)(4)(vii):

Construction                                                             0
Machinery and Equipment                                                  0
Real Estate                                                              0
Acquisition                                                              0
Repayment of Debt                                                        0
Working Capital                                                    942,000
Temporary Investments (specify)
         Commercial paper                                          000,000
         Corporate Bonds                                           000,000
         Other Short-Term Investments                              000,000
         Other:
         Clinical Trials                                         4,140,000
         Research and Development                               11,209,000
         Sales and Marketing                                     3,283,000
         General Corporate Purposes                                 73,000

                                     PART II
                                OTHER INFORMATION

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On May 19, 1999, at the Annual Meeting of Stockholders of Gliatech Inc., the stockholders took the following actions:

(1) Elected as Directors all nominees designated in the Proxy Statement dated April 12, 1999.

(2) Approved the appointment of the independent certified public accountants of the Company for the current fiscal year.

(3)      Amending and restating the Amended and Restated 1989 Stock Option Plan.

(4) Amending and restating the Amended and Restated 1995 Non-employee Directors Stock Option Plan.


The Directors were elected pursuant to the following vote:

                                                                                BROKER
NOMINEE                                    FOR         WITHHELD      ABSTAIN    NON-VOTE
-------                                    ---         --------      -------    --------

William A. Clarke                       8,193,995       261,165        ----      ----

Theodore E. Haigler, Jr.                8,193,995       261,165        ----      ----

Ronald D. Henriksen                     8,193,995       261,165        ----      ----

In addition, the following Directors' term of office continued after the meeting:, Thomas O. Oesterling, Ph.D., Robert P. Pinkas, Allen H. Ford, Irving
S. Shapiro, and John L. Ufheil.

The approval of appointment of Ernst & Young LLP as independent certified public accountants to the Company for its current fiscal year was approved by the following vote:

                                                          BROKER
FOR                  AGAINST        WITHHELD   ABSTAIN    NON-VOTE
---                  -------        --------   -------    --------
7,745,810            684,382          0        21,968      ----

The approval of the Amended and Restated 1989 Stock Options Plan:

                                                           BROKER
FOR                  AGAINST        WITHHELD   ABSTAIN    NON-VOTE
---                  -------        --------   -------    --------

2,506,090          1,921,333           0         42,450      3,942,202



The approval of the Amended and Restated 1995 Non-employee Directors Stock Options Plan:

                                                           BROKER
FOR                  AGAINST        WITHHELD   ABSTAIN    NON-VOTE
---                  -------        --------   -------    --------
4,176,216            254,162            0       39,495    3,942,202

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

Date: August 16, 1999        GLIATECH INC.

                             By:    /s/Rodney E. Dausch
                                --------------------------------------------
                                Rodney E. Dausch
                                Vice President, Chief Financial Officer
                                      and Secretary
                                (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.           Description of Exhibit               Page Number
-----------           ----------------------               -----------

27.1                  Financial Data Schedule                  20