Form 10-Q
period 1999-09-30
GLIATECH INC
filed 1999-11-15
CIK 885741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                             YES   X       NO

The number of shares outstanding of the registrant's Common Stock, $0.01 par value per share, as of November 10, 1999 was 9,478,362 shares.

                         GLIATECH INC. AND SUBSIDIARIES

                                      INDEX


PART I.                                FINANCIAL INFORMATION                       PAGE
                                                                                   ----
Item 1        Financial Statements: (unaudited)

              Consolidated Balance Sheets -                                           1
              December 31, 1998 and September 30, 1999

              Consolidated Statements of Operations -
              for the three months  and nine months ended
              September 30, 1999 and 1998                                             2

              Consolidated Statements of Cash Flows -
              for the nine months ended September 30, 1999 and 1998                   3

              Notes to Consolidated Financial Statements                             4-5

Item 2        Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                             6-13

Item 3        Quantitative and Qualitative Disclosures About Market Risk             14


PART II.                               OTHER INFORMATION

Item 1        Legal Proceedings                                                      15

Item 2        Changes in Securities and Use of Proceeds                              15

Item 6        Exhibits and Reports on Form 8-K                                       16

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         GLIATECH INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                        1999                  1998
                                                                   -------------          ------------
ASSETS
Current assets:
        Cash and cash equivalents                                  $  2,439,722           $  4,731,814
        Short-term investments                                       20,067,022             21,667,064
        Accounts receivable                                           3,845,441              2,995,548
        Government grants receivable                                    388,361                401,160
        Inventories                                                   4,214,604                776,057
        Prepaid expenses and other                                      566,274              1,016,098
                                                                   ------------           ------------

Total current assets                                                 31,521,424             31,587,741

Property and equipment, net                                           3,131,510              1,556,815
Other assets, net                                                       779,190                817,630
                                                                   ------------           ------------

TOTAL ASSETS                                                       $ 35,432,124           $ 33,962,186
                                                                   ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Accounts payable                                                506,596                875,462
        Accrued expenses                                              2,235,360              2,083,273
        Accrued research contracts                                      989,654              1,418,653
        Accrued compensation                                            678,926                790,041
        Accrued clinical trial costs                                  2,127,548              1,127,991
        Deferred research contract revenue                                    0                514,194
                                                                   ------------           ------------
        Total current liabilities                                     6,538,084              6,809,614

Stockholders' equity:
        Common stock                                                     95,534                 94,109
        Additional paid-in capital                                   73,534,495             72,830,961
        Unrealized loss on short-term investments                       (45,590)                     0
        Accumulated deficit                                         (43,241,449)           (45,772,498)
        Treasury stock at cost (75,000 shares)                       (1,448,950)                     0
                                                                   ------------           ------------

        Total stockholders' equity                                   28,894,040             27,152,572
                                                                   ------------           ------------

        TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                  $ 35,432,124           $ 33,962,186
                                                                   ============           ============



See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                           -----------------------------         -----------------------------
                                               1999             1998                 1999             1998
                                           ------------      -----------         ------------     ------------
REVENUES
Product Sales                                $8,053,567        $5,271,854        $23,738,922      $ 6,934,224
Research contracts and licensing fees                 0           738,500            514,194        2,215,500
Government grants                               245,168           186,941            676,019          597,199
                                             ----------        ----------        -----------      -----------
    Total revenues                            8,298,735         6,197,295         24,929,135        9,746,923

OPERATING COSTS AND EXPENSES
Cost of products sold                         1,344,457         1,061,879          3,639,112        1,526,545
Research and development                      3,004,345         2,802,506         10,304,896        7,569,685
Selling, general and administrative           3,227,935         2,954,743          9,398,601        5,988,526
                                             ----------        ----------        -----------      -----------
    Total operating costs and expenses        7,576,737         6,819,128         23,342,609       15,084,756
                                             ----------        ----------        -----------      -----------
Operating income (loss)                         721,998          (621,833)         1,586,526       (5,337,833)
Interest income, net                            384,438           310,244            944,524          590,053
                                             ----------        ----------        -----------      -----------
NET INCOME (LOSS)                            $1,106,436        $ (311,589)       $ 2,531,050      $(4,747,780)
                                             ==========        ==========        ===========      ===========
Earnings (loss) per share
    Basic                                    $     0.12        $    (0.03)       $      0.27      $     (0.58)
                                             ==========        ==========        ===========      ===========
    Diluted                                  $     0.11        $    (0.03)       $      0.25      $     (0.58)
                                             ==========        ==========        ===========      ===========

Average shares outstanding
    Basic                                     9,497,342         9,362,599          9,470,748        8,248,341
                                             ==========        ==========        ===========      ===========
    Diluted                                   9,997,521         9,362,599         10,080,993        8,248,341
                                             ==========        ==========        ===========      ===========


See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               NINE MONTHS ENDED
                                                                       -----------------------------------
                                                                           1999                  1998
                                                                       -----------           -------------
OPERATING ACTIVITIES
Net income(loss)                                                       $ 2,531,050          ($  4,436,191)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
        Depreciation and amortization                                      448,901                185,338
        Patent cost write-off                                              178,122                 49,998
        Compensation from issuance of stock and stock options              242,156                      0
        Changes in operating assets and liabilities:
            Accounts receivable                                           (849,893)              (443,466)
            Government grants receivable and other assets                  462,623                   (674)
            Inventories                                                 (3,438,547)              (514,605)
            Accounts payable                                              (368,867)               987,262
            Deferred contract research revenue                                   0               (737,000)
            Other liabilities                                               97,336                176,282
                                                                       -----------           ------------
Net cash used in operating activities                                     (697,119)            (4,733,056)

INVESTING ACTIVITIES
Sale of investments, net                                                 1,554,452              4,935,130
Payment for patent rights and trademarks                                  (154,085)               (91,347)
Purchase of property and equipment                                      (2,009,193)              (260,057)
                                                                       -----------           ------------
Net cash (used in) provided by investing activities                       (608,826)             4,583,726

FINANCING ACTIVITIES
Proceeds from issuance of Common Stock, net                                      0             19,261,166
Proceeds from exercise of stock options                                    462,803                180,128
Purchase of treasury stock                                              (1,448,950)                     0
                                                                       -----------           ------------
Net cash (used in) provided by financing activities                       (986,147)            19,441,294
                                                                       -----------           ------------

(Decrease)increase in cash and cash equivalents                         (2,292,092)            19,291,964
Cash and cash equivalents at beginning of period                         4,731,814              5,601,398
                                                                       -----------           ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 2,439,722           $ 24,893,362
                                                                       ===========           ============


See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Gliatech Inc. for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission.



Note 2:  Short-term Investments

The Company's short-term investments, all of which are classified as available-for-sale, consist primarily of corporate bonds. Available-for-sale securities are carried at fair value, with unrealized gain and losses, net of tax effects, reported as a separate component of shareholders' equity.



Note 3.   Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding for the three and nine months ended September 30, 1999 and 1998. Diluted earnings (loss) per common share for the three and nine months ended September 30, 1999 is based on the weighted average number of common shares outstanding plus the dilutive effect of stock options. Due to the net losses incurred in 1998, the effect of stock options was not included in the diluted loss per common share computation.

Note 4.   Business Segment

The Company operates in one business segment. It is engaged in the development and commercialization of the Company's principal products, the ADCON(R) family, which are medical devices designed to inhibit post surgical scarring and adhesion following surgery. The Company sells ADCON(R) products to independent distributors in approximately 29 countries outside the United States and directly to hospitals in the United States. In addition, the Company is pursuing the development of small molecule drug candidates for the treatment of several nervous system disorders, including Attention Deficit Hyperactive Disorder ("ADHD"), sleep disorders, anxiety and Alzheimer's disease ("AD"). The Company does not have foreign facilities and therefore does not measure operating profit or loss from foreign sales.




Domestic and foreign product sales are as follows:

                                        Three Months Ended                         Nine Months Ended
                                           September 30,                               September 30,
                                    ---------------------------                ---------------------------
                                       1999             1998                      1999             1998
                                    ----------       ----------                -----------      ----------
Domestic product sales              $7,012,309       $4,709,304                $20,929,423      $5,324,024
Foreign product sales                1,041,258          562,550                  2,809,499       1,610,200
                                    ----------       ----------                -----------      ----------
Total product sales                 $8,053,567       $5,271,854                $23,738,922      $6,934,224
                                    ==========       ==========                ===========      ==========



Note 5: Comprehensive Income

          The components of comprehensive income for the third quarter and first nine months of 1999 and 1998 are as follows:

                                               Third Quarter Ended         Nine Months Ended
                                               -------------------         -----------------
                                                1999         1998          1999         1998
                                                ----         ----          ----         ----
Net Income                                   $1,106,436   $(311,589)    $2,531,050   $(4,747,780)
Unrealized loss on short-term investments       (45,590)          0              0             0
                                             ----------   ---------     ----------   -----------
Comprehensive Income                         $1,060,846   $(311,589)    $2,531,050   $(4,747,780)
                                             ==========   =========     ==========   ===========




Note 6: Reclassification

Certain prior year amounts have been reclassified to conform to current year financial statement presentation. Such reclassification has not had a material effect on the current year's financial statements.

ITEM 2                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is engaged in research, development and commercialization of the ADCON(R) family of products, which are proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit surgical scarring and adhesions. The Company is currently marketing ADCON(R)-L, which is designed to inhibit post surgical scarring and adhesions following lumbar surgery, through independent distributors in approximately 29 countries outside the United States and directly to hospitals in the United States. It is also marketing ADCON(R)-T/N, which is designed to inhibit scarring and adhesions following tendon and peripheral nerve surgeries, in 28 countries outside of the U.S. through independent medical device distributors, including the major countries in the European Union pursuant to its CE Marking. The Company commenced sales of ADCON(R)-L in the U.S. in June 1998. In addition, the Company signed a development and exclusive license agreement in December 1996 with Chugai for the sale of ADCON(R)-L and ADCON(R)-T/N in Japan. Further, the Company is pursuing the development of small molecule drug candidates for the treatment of several nervous system disorders, including Attention Deficit Hyperactive Disorder ("ADHD"), sleep disorders, anxiety and Alzheimer's disease ("AD"). In October 1994, the Company entered into a strategic alliance with Janssen Pharmaceutica, N.V. of Belgium ("Janssen") to collaborate on the discovery and development of therapeutic models to treat AD. In October 1998, this alliance was restructured to provide for further research by the Company until May 1999. As a result the Company did not receive any revenue from Janssen in the three-month period ended September 30, 1999. The Company expects that Janssen will select a lead drug candidate during the first quarter of 2000 for preclinical testing.

The Company has received a significant portion of its revenues from product sales particularly of ADCON(R)-L and, to a lesser extent ADCON(R)-T/N. The Company also receives revenue from various government grants awarded to the Company. In June 1998, the Company received net proceeds of approximately $18.9 million in connection with the completion of a public offering of 1,725,000 shares of Common Stock.

In the third quarter of 1999 the Food and Drug Administration (FDA) issued the Company's contract manufacturing firm, European Medical Contract Manufacturing B.V., (EMCM), a warning letter. In connection with the warning letter the FDA issued an import alert relating to ADCON(R)-L. The effect of this alert is that ADCON(R)-L shipped to U.S. from EMCM will be detained, and as a result, the Company currently does not have any ADCON(R)-L to sell in the U.S. The Company and EMCM are cooperating with the FDA to address all issues raised in the warning letter. The re-inspection of EMCM has been scheduled for early December 1999 to verity compliance with the issues raised in the warning letter. However, when the re-inspection is completed, there can be no assurance when the FDA will withdraw the import ban, if at all.

In addition, as of November 1999, the Company has depleted its inventory of ADCON(R)-L and as a result has no product available for sale in the United States. As a result, the Company's revenues will be significantly adversely affected until such time when U.S. sales of ADCON(R)-L resume. The Company cannot assure you, however, when or if such sales will resume.


RESULTS OF OPERATIONS

For the three and nine months periods ended September 30, 1999 and 1998.

REVENUES

Total revenues increased to $8.3 million in the third quarter of 1999 from $6.2 million in the third quarter of 1998 and increased to $24.9 million in the first nine months of 1999 from $9.7 million in the first nine months of 1998. The increase in total revenues is primarily a result of an increase in product sales, which increased to $8.1 million in the third quarter of 1999 from $5.3 million in the third quarter of 1998. This increase in product sales resulted from continued growth in U.S. product sales of ADCON(R)-L.

In addition the Company's government-funded grant revenues increased 31% to $245,168 in the third quarter of 1999 from $186,941 in the third quarter of 1998 and increased by 13% to $676,019 in the first nine months of 1999 from $597,199 in the first nine months of 1998. This increase in both the third quarter and nine months ending was the result of the issuance of two Small Business Innovations Research (SBIR) Phase II grants. One was for the development of novel chrial cyclic histamine H3 agonists, and the other for the inhibition of postoperative gynecological adhesions. Both SBIR grants have a two-year term and may provide as much as $750,000 in funding

This increase in revenues was offset by a decrease in the Company's research contract revenues, because Janssen was no longer funding such research during the third quarter of 1999 compared to funding of $738,500 in the third quarter of 1998. Research contract revenue also decreased to $514,194 in the first nine months of 1999 compared to $2.2 million in the first nine months of 1998 due to Janssen's termination of funding.


OPERATING COSTS AND EXPENSES

Total operating expenses increased by 11.1% to $7.6 million in the third quarter of 1999, compared to $6.8 million in the third quarter of 1998 and increased 54.7% to $23.3 million in the first nine months of 1999 compared to $15.1 million in the first nine months of 1998. Cost of products sold increased to $1.3 million in the third quarter of 1999 compared to $1.1 million in the third quarter of 1998, but decreased, as a percentage of product sales, in the third quarter of 1999 to 16.7% from 20.1% in the third quarter of 1998. The cost of products sold increased to $3.6 million in the first nine months of 1999 compared to $1.5 million in the first nine months of 1998, but decreased as a percentage of product sales in the first nine months of 1999 to 15.3% from 22% in the first nine months of 1998. The percentage decrease in both the third quarter and the first nine months of 1999 is due to: (1) increased production volumes and
(2) the favorable impact of the unit sales prices of ADCON(R)-L in the United States. Because the Company is establishing a manufacturing operation in the United States, it expects to incur startup costs in conjunction with this effort over the next year. As a result, cost of sales are expected to increase on a dollar basis as well as a percentage of sales.

Research and development expenses increased slightly by 7.2 % to $3.0 million in the third quarter of 1999 from $2.8 million in the third quarter of 1998 and increased 36.1% to $10.3 million in the first nine months of 1999 from $7.6 million in the first nine months of 1998. This increase was primarily due to:
(1) increased clinical research cost associated with the initiation of the pilot clinical trials of ADCON(R)-A, which is designed to inhibit scarring and adhesions following abdominal surgeries (2) the increased clinical research cost associated with the pilot clinical trials for the use of ADCON(R)-L in breast augmentation surgeries (3) an increase in development expenses for the Company's lead compound for its cognition modulation program, which commenced human clinical trials in the fourth quarter of 1998 and completed its Phase I clinical study in the third quarter of 1999 and (4) the start of its product development program for schizophrenia and dementia involving the regulation of human glycine transports.

Selling, general and administrative expenses increased to $3.2 million in the third quarter of 1999 compared to $3.0 million in the third quarter of 1998 and increased 56.9% to $9.4 million in the first nine months of 1999 compared to $6.0 million in the first nine months of 1998. This increase was due to an increase in the sales and marketing expenses and sales commissions resulting from the sales and marketing of ADCON(R)-L in the U.S.


INTEREST INCOME

Interest income, net increased to $384,438 in the third quarter of 1999 from $310,244 in the third quarter of 1998 and increased to $944,524 in the first nine months of 1999 from $590,053 in the first nine months of 1998. This increase in both periods is due to carrying higher cash, cash equivalents and short-term investment balances due to the proceeds from the public offering in June 1998.


NET INCOME (LOSS)

Gliatech's net income increased to $1.1 million in the third quarter of 1999, compared to a net loss of $0.3 million in the third quarter of 1998 and increased to $2.5 million in the first nine months of 1999 compared to a net loss of $4.7 million in the first nine months of 1998. The net income is a result of ADCON(R)-L product sales in the U.S. significantly offset by an increase in operating expenses. The diluted earnings per common share was $0.11 for the third quarter of 1999, compared to a net loss per common share of $0.03 in the third quarter of 1998, and the diluted earnings per common share was $0.25 for the first nine months of 1999 compared to a net loss per common share of $0.58 in the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

In order to preserve principal and maintain liquidity, the Company's funds are invested in commercial paper and other short-term investments. As of September 30, 1999 and December 31, 1998, the Company's cash and cash equivalents and short-term investments totaled $22.5 million and $26.4 million, respectively. The Company expects that its existing capital resources, interest earned thereon, and revenues will enable the Company to maintain its current and planned operations for the foreseeable future.

Historically, the Company has financed its operations primarily through the private placement and public offering of its equity securities, research contract licensing fees, and to a lesser extent, through federally sponsored research grants. In June 1998, the Company raised additional funds through a public offering of 1,725,000 shares of its Common Stock at a price of $12.00 per share, including the exercise of the over-allotment option of 225,000 shares. The Company also has established a $1.5 million line of credit with a bank. As of September 30, 1999, the Company had no borrowings against the line of credit.

In the third quarter of 1999 the Company purchased 75,000 shares of treasury stock at a total cost of $1,448,950. This purchase was made as follows: 1) 25,000 shares at a net cost of $488,325 were purchased in July 2) 25,000 shares at a net cost of $491,875 were purchased in August and 3) 25,000 shares at a net cost of $468,750 were also purchased in August.

In the third quarter of 1999 the Food and Drug Administration (FDA) issued the Company's contract manufacturing firm, European Medical Contract Manufacturing B.V., (EMCM), a warning letter. In connection with the warning letter the FDA issued an import alert relating to ADCON(R)-L. The effect of this alert is that ADCON(R)-L shipped to U.S. from EMCM will be detained, and as a result, the Company currently does not have any ADCON(R)-L to sell in the U.S. The Company and EMCM are cooperating with the FDA to address all issues raised in the warning letter. The re-inspection of EMCM has been scheduled for early December 1999 to verity compliance with the issues raised in the warning letter. However, when the re-inspection is completed, there can be no assurance when the FDA will withdraw the import ban, if at all.

In addition, as of November 1999, the Company has depleted its inventory of ADCON(R)-L and as a result has no product available for sale in the United States. As a result, the Company's revenues will be significantly adversely affected until such time when U.S. sales of ADCON(R)-L resume. The Company cannot assure you, however, when or if such sales will resume.

The Company's future capital requirements will depend on, and could increase as a result of many factors, including, but not limited to, the commercial success of its ADCON(R) family of products, the availability of ADCON(R)-L for sale in the United States, the progress of the Company's research and development, including the costs related to its Cognition Modulation and AD programs, the scope, timing and results of preclinical studies and clinical trials, the cost and timing of obtaining regulatory approvals, including without limitation the lifting of the import alert, its success in obtaining the strategic alliances required to fund certain of its programs, the rate of technological advances, determinations as to the commercial potential of certain of the Company's product candidates, the status of competitive products and the establishment of additional manufacturing capacity.


The Company may raise additional funds through additional equity or debt financing, government grants, future corporate alliances, collaboration relationships or otherwise. The Company may engage in these capital-raising activities even if it does not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to the Company or, if available, that it will be on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result. If adequate funds are not available, the Company may be required to delay, or reduce the scope of, or eliminate one or more of its research, development or clinical trials. If the Company seeks to obtain funds through arrangements with collaborative partners or others, such partners may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

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

         Remediation Phase-implementation of code enhancements, hardware and software upgrades, systems replacements, vendor and customer assurances, contingency planning and other associated changes; and

         Validation Phase-testing of systems for Year 2000 readiness. The Company has tested and believes that its network information systems, including Network Operating Systems (NOS) software and Enterprise Resource Planning (ERP) software have been thoroughly tested as Year 2000 compliant, and should be able to process year and data information beyond the year 1999.

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

The Awareness, Assessment, Remediation and Validation Phases have been completed. The Company's Remediation Phase consisted of numerous individual projects that vary in size, materiality and importance. The Company established a Year 2000 project team that reviewed information technology ("IT") systems and non-IT systems that could be affected by this issue. All necessary in- house computers have been upgraded to be year 2000 compliant. The Company's

Validation Phase consisted of setting up the NOS and ERP software in a test environment and modifying the systems dates to simulate various potential Year 2000 data problems. While the manufacture of the Company's products are not dependent on computer chip driven processes, any interruption in receipt of supplies, delivery of goods by outside carriers, or processing of orders by distributors could have a material adverse effect on the Company's business, prospects, financial condition or results of operations. The Company has been communicating its Year 2000 status to all of its existing customers and vendors. In this communication, the Company has requested that these same customers and vendors respond with their Year 2000 status. The Company is maintaining a database of customers and vendors who have and have not responded to such inquiry. The Company has implemented a second mailing requesting Year 2000 status from its customer and vendors. The Company will continue to maintain a database of customers and vendors who have and have not responded to such inquiries. However, there can be no guarantee that these measures will prevent any material adverse effect on the operations and business of the Company if such suppliers and business partners fail to convert their systems before December 31, 1999.

COSTS. The Company is primarily utilizing internal resources to reprogram, replace and test its computer systems, software, equipment and building infrastructure components for Year 2000 modifications. The Company estimates that Year 2000 expenditures will be less than $100,000 and will be funded by normal operating cash flow. All Year 2000 expenditures are expensed as incurred and are not expected to have a material effect on results of operations, liquidity or capital resources. As of September 30, 1999 approximately $45,000 of the estimated project cost has been incurred. The remaining costs are expected to be incurred evenly over the period up through January 31, 2000. These cost estimates may change as the Company continues to test additional stand-alone computers through out the company.

CONTINGENCY PLANS. The Company has completed the process of developing business resumption contingency plans specific to the Year 2000. All functional areas of the organization have demonstrated that they can manually process orders without the availability of its primary Management Information Systems resources. These manual processes have been tested during the normal course of business and should be applicable to any disruption of business associated with the Year 2000.

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

FORWARD-LOOKING STATEMENTS. Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements." When used in this report, the words "believes," "anticipates," "expects," "intends" and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of the Company to be different from expectations expressed or implied by such forward-looking statements. Such factors included, but are not limited to, commercial uncertainty of market acceptance of the Company's ADCON(R) family of products, other than ADCON(R)-L, including the timing and content of decisions made by the FDA, and decisions by the FDA relating to the import alert, delays in product development of additional ADCON(R) products, uncertainty due to the early stage of development for the therapeutic programs, the possible need for additional funding, the ability of the Company to establish and maintain collaborative arrangements with others, the potential market size of ADCON(R) products, the ability of the Company, its customer and vendor to appropriately address Year 2000 issues, the productivity of distributors of the ADCON(R) products, shortages of supply of ADCON(R) products from the Company's sole manufacturer, the ability of the Company to commence manufacturing of its ADCON(R) products at its manufacturing facility located in the U.S., the lack of supply of raw materials for the Company's products, uncertainty of future profitability, uncertainties related to the Company's proprietary rights in its products, the loss of key management, and personnel and technological change. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of other assumptions, risks, uncertainties, general economic and business conditions, and the business opportunities (or lack thereof) that may be presented to and pursued by the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

On August 18, 1999, Vance Carter filed a lawsuit against the Company in the Fourth Judicial District Court of Louisiana alleging certain product liability claims as a result of the use of ADCON(R)-L during surgery.

The petition for damages alleges that as a result of being administered ADCON-L during lumbar disc surgery, Mr. Carter has been experiencing pain and discomfort and has been unable to return to work. The petition for damages seeks unspecific monetary damages. The Company believes this suit is without merit and intends to vigorously defend this suit.

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

All such proceeds have been used as of June 30, 1999.

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

Date: November 15, 1999          GLIATECH INC.




                                 By:  /s/ Rodney E. Dausch
                                    -----------------------------------------
                                      Rodney E. Dausch
                                      Vice President, Chief Financial Officer
                                          and Secretary
                                      (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.        Description of Exhibit              Page Number
-----------        ----------------------              -----------
27.1               Financial Data Schedule                  19