Form 10-K
period 1999-12-31
GLIATECH INC
filed 2000-03-30
CIK 885741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

                     Common Stock, $0.01 par value per share

         Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Annual Report or any amendment to this Form 10-K. [ ]

         Aggregate market value of Common Stock held by non-affiliates as of March 27, 2000 at a closing price of $17 23/32 per share as reported by the Nasdaq National Market was approximately $140,431,758. Shares of Common Stock held by each officer and director, their respective spouses, and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 27, 2000 was 9,500,533.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part of the following document is incorporated by reference to Part III of this Annual Report on Form 10-K: the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders (the "Proxy Statement").

                                  GLIATECH INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

PART I   ..........................................................................................................

         ITEM 1.           BUSINESS................................................................................

         ITEM 2.           PROPERTIES.............................................................................

         ITEM 3.           LEGAL PROCEEDINGS......................................................................

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.....................................

         ITEM 4A.          EXECUTIVE OFFICERS OF THE COMPANY......................................................

PART II  .........................................................................................................

         ITEM 5.           MARKET FOR COMPANY'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS............................................................

         ITEM 6.           SELECTED FINANCIAL DATA................................................................

         ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................

         ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK......................................................................

         ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................

         ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE....................................................

PART III .........................................................................................................

         ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY........................................

         ITEM 11.          EXECUTIVE COMPENSATION.................................................................

         ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT.............................................................................

         ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................

PART IV  .........................................................................................................

         ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K....................................................................

--------------------------------------------------------------------------------

ADCON, ADCON-A, ADCON-C, ADCON-I, ADCON-L, ADCON-P, ADCON-T/N are registered trademarks of Gliatech Inc. Perceptin is a trademark of Gliatech Inc.

                                     PART I

ITEM 1.           BUSINESS.

GENERAL

         Gliatech is engaged in the discovery and development of biosurgical and therapeutic products to improve surgical outcomes and to treat neurological disorders. The biosurgical products include the ADCON family of products and a proprietary monoclonal antibody to block the inappropriate activation of the complement pathway. The ADCON family of products consist of proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit scarring and adhesions following surgery. The proprietary monoclonal antibody is designed to block the inappropriate activation of the complement pathway and inhibit inflammation associated with a variety of indications such as coronary bypass surgery, heart attack and stroke. In addition to the biosurgical products, the Company is pursuing the development of small molecule drug candidates for the treatment of several neurological disorders, including Attention Deficit Hyperactive Disorder ("ADHD"), sleep disorders, anxiety, schizophrenia and Alzheimer's Disease ("AD"). The discussion presented below should be read in conjunction with the Company's consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

BIOSURGERY

         ADCON FAMILY OF PRODUCTS

         ADCON-L

         ADCON-L is a proprietary, resorbable, carbohydrate polymer gel, which is applied directly to the surgical site during lumbar surgery. ADCON-L is designed to provide a physical barrier between the membranes covering the spinal cord and the back muscles, and between the spinal nerve roots and the inner surface of the vertebral body. This physical barrier inhibits excess scarring and adhesions at the surgical site and improves surgical outcomes. Because it is not possible to predict prior to surgery which patients are likely to develop adhesion-related problems, ADCON-L is designed to be used prophylactically as a physical barrier between tissues to inhibit scarring and adhesions in all patients undergoing lumbar surgeries.

         Clinical Results. To date, the Company has conducted clinical trials in the United States and in Europe. These studies demonstrated that ADCON-L inhibits peridural scar and improves surgical outcomes by reducing activity related pain. In addition, in August 1999, the Company filed an Investigational Device Exemption ("IDE") with the Food and Drug Administration ("FDA") to initiate a pilot clinical trial evaluating ADCON-L following breast augmentation surgeries. This pilot clinical trial will evaluate ADCON-L at two clinical study sites. Patient enrollment in this pilot clinical trial was completed in the first quarter of 2000 and the Company is currently collecting and evaluating data from the trial.

         ADCON-P

         ADCON-P is a proprietary, resorbable, carbohydrate polymer liquid, which is applied directly into the peritoneal cavity during pelvic and gynecologic surgeries, such as reoperations to remove adhesions and uterine tumor surgeries. ADCON-P is designed to provide a physical barrier to inhibit scarring and adhesions, which may bind the uterus, fallopian tubes or ovaries to the surrounding pelvic cavity and cause infertility or pain.

         Development and Regulatory Status. After completing a pilot clinical trial for ADCON-P in the United States, the Company received approval, in November 1998, from the FDA to initiate a pivotal clinical trial for ADCON-P in the United States. The Company commenced patient enrollment of its pivotal clinical trial in January 1999. Patient enrollment for the Company's ADCON-P pivotal clinical trial is expected to be completed in the second quarter of 2000. During the pivotal trial, ADCON-P will be evaluated at approximately 20 clinical study sites in over 200 patients undergoing minimally invasive gynecological surgery.

         In addition, in February 2000, the Company requested that ADCON-P be reviewed under the FDA's "modular review" program to initiate the Premarket Approval Application ("PMA") process. To date, the Company has submitted the modular PMA shell, which is an outline of the PMA for ADCON-P, to the FDA. The FDA's modular review program permits companies to submit to the FDA sections of the PMA in stages, allowing the FDA to begin its review process as the modules are submitted. The modules the Company proposes to submit are administrative, preclinical, manufacturing and clinical. The proposed modules are in various stages of preparation and the

Company expects to submit such modules during 2000. The PMA will be considered filed when the clinical data section and any remaining information is submitted and accepted by the FDA.

         ADCON-A

         ADCON-A is a proprietary, resorbable, carbohydrate polymer liquid, which is applied directly into the upper peritoneal cavity following certain abdominal and colorectal surgeries. ADCON-A is designed to inhibit scarring and adhesions, which can lead to, among other things, small bowel obstruction and chronic pain in the abdominal area.

         Development and Regulatory Status. In May 1999, the Company received approval from the FDA to initiate a pilot clinical trial for ADCON-A. ADCON-A and ADCON-P are identical products, but FDA regulations require that each be evaluated separately for each intended clinical indication. The Company has completed enrollment of its pilot clinical trial for ADCON-A and expects to submit the results of this study and an IDE to the FDA in the third quarter of 2000 to seek approval to begin a pivotal clinical study.

         ADCON-T/N

         ADCON-T/N is a proprietary, resorbable, carbohydrate polymer gel, which is applied directly to the surgical site following tendon and peripheral nerve surgeries, such as primary tendon repair and reoperations to remove adhesions on tendons or peripheral nerves. ADCON-T/N is designed to act as a physical barrier between the peripheral nerve or tendon and the surrounding tissue.

         Clinical Results. In November 1995, the Company completed open label clinical trials in Europe to evaluate the use of ADCON-T/N in inhibiting scarring and adhesions following various surgical procedures involving tendons and nerves.

         Early in 1995, the Company received approval from the FDA to initiate two clinical trials. However, in order to focus its resources and efforts on the acceleration of other ADCON clinical studies and on the continued progress of its other preclinical and research programs, the Company closed patient enrollment. This decision was made primarily because of the length of time and difficulty in enrolling patients under the current protocol. Available data gathered to date was submitted and reviewed with the FDA, but the number of patients in the study were deemed by the FDA to be insufficient. The Company will evaluate other alternatives to address the tendon and peripheral nerve market in the United States.

         OTHER ADCON PRODUCTS

         The Company is also developing certain additional proprietary, resorbable, carbohydrate polymer medical devices and is currently conducting preclinical studies relating to applications of such ADCON technology in inhibiting scarring and adhesions in certain other surgical procedures. Due to the differences in the body environments in which each of the products would be used, the Company's ADCON products are being designed to be adapted for use at the specific surgical site. The additional devices include ADCON-I for use in implant/prosthetic surgery and ADCON-C for use in cardiac surgery.

         MONOCLONAL ANTIBODIES

         PROPERDIN

         The Company has developed a proprietary monoclonal antibody to the complement protein properdin, which blocks the inappropriate activation of the complement pathway. Inappropriate activation of this pathway can lead to unwanted cellular inflammation associated with several acute inflammatory disorders, including coronary bypass surgery, heart attack and stroke. This monoclonal antibody has been effective in preclinical models in inhibiting the activation of the complement pathway.

         In order to assist in the development of this monoclonal antibody for human clinical trials, the Company signed, in December 1999, a research license and option agreement with Abgenix, Inc. under which the Company will use Abgenix's XenoMouse(R) technology to generate fully human monoclonal antibodies to the complement protein properdin. These human monoclonal antibodies are being designed for use in the fields of cardiovascular and inflammatory diseases. In return, Abgenix will receive a technology access payment and could receive additional fees and milestone payments plus royalties on future product sales by the Company. The Company will be responsible for product development, manufacturing and marketing of any products developed through the collaboration.

NEUROLOGICAL DISORDERS PROGRAMS

         The Company is also engaged in the research and development of small molecule compounds for the treatment of several neurological disorders. These neurological disorders include ADHD, sleep disorders, anxiety, schizophrenia and AD.

         COGNITION MODULATION - PERCEPTIN

         The Company has identified classes of small molecules which act on the histamine H(3) receptor in the brain. Histamine is a chemical messenger released from certain neurons in the brain which regulates sleep/wake states and modulates levels of arousal and alertness in the conscious state. The histamine H(3) receptor is predominantly found in the brain and regulates the synthesis and release of histamine in the brain. An antagonist to this receptor would lead to enhanced states of arousal and alertness. The histamine H(3) receptor antagonists may be useful in treating disorders in which central nervous system arousal is desirable, such as ADHD or narcolepsy. An agonist to the receptor may prove useful in treating disorders in which suppression of the central nervous system is desirable, such as anxiety and insomnia.

         Clinical Results. In February 1999, the Company completed a Phase I double-blind human clinical trial of its H(3) receptor antagonist, Perceptin, which was conducted at a single site in London, England. The trial involved 64 patients and was used to test the safety and tolerability profile of the H(3) receptor antagonist. In the fourth quarter of 1999, the Company received FDA approval to begin Phase II clinical trials of Perceptin for the treatment of ADHD. Patient enrollment is expected to begin in the second quarter of 2000. The potential uses for Perceptin include ADHD, dementia associated with AD and sleep disorders, including narcolepsy.

         SCHIZOPHRENIA

         The Company initiated a product development program for schizophrenia and dementia which involves the regulation of human glycine transporters. These transporters modulate the levels of the neurotransmitter glycine in the central nervous system. The Company is developing inhibitors of these glycine transporters that would increase the levels of glycine at the glycine receptor and may be useful in treating symptoms of schizophrenia and dementia. The Company has identified a small molecule drug as a lead compound for this program.

         ALZHEIMER'S DISEASE

         The human central nervous system is composed of two interrelated networks of cells: neurons and glial cells. Neurons transfer and process information from within and around the body. Glial cells support, protect and repair the neurons and maintain the environment necessary for proper neuronal activity and neurotransmitter transfer. Additionally, glial cells release biological mediators which regulate the inflammatory and immune response processes. AD is characterized by progressive dementia due to degeneration and death of neuronal cells. The cause of AD is unknown and there are no proven means of prevention or cure.

         The Company's Alzheimer's Disease Program

         Utilizing its core glial cell technology, the Company has demonstrated that glial cells are involved in the neuronal death associated with AD. Until May 1999, the Company was engaged in the discovery and development of compounds to inhibit these unwanted glial cell associated events. This research, which related to inhibitors of beta-amyloid induced inflammation, was pursued through the Company's strategic alliance with Janssen Pharmaceutica, N.V. of Belgium, a wholly owned subsidiary of Johnson & Johnson ("Janssen").

         Inhibitors of Beta-Amyloid Induced Inflammation. The Company discovered that the presence of beta-amyloid plaques results in a specific metabolic consequence in glial cells, including the release of pro-inflammatory molecules, which has been reported to occur in the brain of patients with AD. The Company worked with Janssen on the development of compounds that would block the effects of beta-amyloid plaques on glial cells and thus block or reduce the release of inflammatory agents. The Company developed a number of high throughput in vitro assay systems that were used to screen Janssen's pharmaceutical library for inhibitors of these beta-amyloid-induced actions. As a result of the Company's efforts, several lead compounds that block or reduce the release of inflammatory agents were identified.

         The Janssen Alliance

         In October 1994, the Company entered into a strategic alliance with Janssen to collaborate on the discovery and development of therapeutic models to treat AD. In October 1998, this alliance was restructured to provide for further research by the Company until May 1999. During such time, Janssen was required to make payments to the Company upon the attainment of certain clinical and developmental milestones. Janssen was responsible for all of its development costs, including the cost associated with clinical trials and obtaining regulatory approval. Janssen's parent, Johnson & Johnson, has worldwide distribution rights for all products developed as a result of this collaboration. In May 1999, Janssen ceased funding these research efforts. The Company believes that Janssen does not intend to select a lead compound from the identified compounds or pursue clinical trials relating to any such compound. The Company is in discussion with Janssen to transfer development rights of these compounds to the Company. There can be no assurance that the Company will be successful in obtaining such development rights from Janssen or, if the Company is successful, that such rights will be obtained on favorable terms.

MARKETING AND SALES

         In the United States

         In the United States, the Company markets ADCON-L through a network of independent manufacturer's agents that serve the orthopaedic and neurosurgical markets. The Company utilizes approximately 32 such independent organizations to market ADCON-L in the United States. The sales representatives of these organizations are trained and managed by the sales personnel of the Company, including a National Sales Manager and assisting regional sales managers. In the United States, the Company establishes the price of its products for sale to hospitals and the independent manufacturer's agents are reimbursed on a commissioned basis.

         After receiving FDA approval in May 1998 to market ADCON-L in the United States, the Company commenced sales in the United States in June 1998. In September 1999, the FDA issued an import alert relating to ADCON-L in connection with a warning letter issued by the FDA to the Company's contract manufacturing firm, European Medical Contract Manufacturing B.V. ("EMCM"), located in The Netherlands. The import ban, which caused the Company to be unable to import ADCON-L during the last two months of 1999, was removed after a successful re-inspection of EMCM's facility in December. At such time, EMCM immediately resumed production of ADCON-L for distribution in the United States and, in the first quarter of 2000, the Company resumed distribution of ADCON-L in the United States. All back orders have now been filled and new orders are being processed and shipped.

         Outside the United States

         In August 1995, the Company obtained regulatory clearances to affix CE Marking for ADCON-L, which allows the Company to market ADCON-L in the 19 European countries that recognize CE Marking. The Company currently markets ADCON-L in approximately 30 countries outside the United States through independent medical device distributors. The Company has entered into distribution agreements for the sale of ADCON-L in certain countries, regions and territories, including, without limitation, Argentina, Australia, Austria, Belgium, Canada, Cyprus, Denmark, Finland, France, Germany, Greece, Iceland, Ireland, Italy, Korea, Latin America, Luxemburg, Mexico, The Netherlands, New Zealand, Norway, Portugal, Puerto Rico, the Republic of South Africa, Spain, Sweden, Switzerland and the United Kingdom (collectively, the "Distributing Countries").

         In January 1996, the Company obtained regulatory clearance to affix CE Marking for ADCON-T/N, which allows the Company to market ADCON-T/N in the 19 European countries that recognize CE Marking. The Company is currently marketing its ADCON-T/N medical device in approximately 30 Distributing Countries through independent medical device distributors.

         The Company provides ongoing technical and marketing support to its independent medical device distributors through its Area Sales Managers and its Marketing and Medical departments. In addition, the Company signed a development and exclusive license agreement in December 1996 with Chugai Pharmaceutical Co. Ltd. ("Chugai") for the sale of ADCON-L and ADCON-T/N in Japan. Chugai subsequently filed an application requesting regulatory approval to market such products in Japan.

         The Company's distributor agreements provide the distributors with exclusive distribution rights in their assigned territory. The agreements require the distributors to meet specified minimum annual purchase targets and to provide the Company with periodic reports on their sales to hospitals. In the event such targets are not achieved, the Company may, upon the expiration of applicable notice periods, terminate such arrangements. The Company currently establishes the price of its products for sale to distributors and each distributor then sets the price for sale to hospitals. The Company's distributors are independent third parties, not employees of the Company, and are not under the direct control or supervision of the Company, except that they are subject to the terms and conditions of their respective distribution agreements.

MANUFACTURING AND SUPPLIERS

         Currently, the Company does not have any operational manufacturing facilities and utilizes a sole third party manufacturer, EMCM, located in Nijmegen, The Netherlands, for the manufacture of its commercial and clinical requirements of ADCON-L, ADCON-P, ADCON-A and ADCON-T/N. The Company believes that the manufacturer has the ability to supply sufficient products to satisfy the Company's existing requirements worldwide and its future requirements for ADCON products outside the United States. The Company currently purchases the key components for ADCON-L, ADCON-P, ADCON-A and ADCON-T/N from suppliers and provides such components to the contract manufacturer who formulates these components into ADCON-L, ADCON-P, ADCON-A and ADCON-T/N. The contract manufacturer is registered as a subcontractor for the manufacture of pharmaceutical products by The Netherlands designated agency and is certified to International Organization of Standardization ("ISO") requirements for manufacture of such products. ISO Certification is an internationally recognized standard of quality manufacturing. The manufacture of the Company's products is subject to FDA Quality Standards Regulations ("QSR") or other requirements prescribed by the appropriate regulatory agency in the country of use.

         In September 1999, the FDA issued a warning letter indicating certain concerns with EMCM, which subsequently resulted in the FDA issuing an import alert causing shipments of ADCON-L into the United States to be detained. After a successful re-inspection of EMCM's facilities to verify compliance with the issues raised in the warning letter, the detention of ADCON-L was lifted in December 1999 and EMCM resumed shipments in the United States in January 2000. Although the Company continues to monitor EMCM's compliance with the applicable regulatory requirements, there can be no assurance that the Company's current manufacturer will continue to comply with all applicable regulatory requirements or that such manufacturer will be able to supply the Company with such products or that the Company will be able to identify additional manufacturers of its products on terms acceptable to the Company.

         In December 1998, the Company leased a 12,400 square foot facility in Solon, Ohio to establish a manufacturing site for its sales of ADCON-L in the United States. This facility will be subject to QSR requirements. After this facility becomes operational, which is expected to occur during 2000, the Company believes that it will have the ability at this facility to supply sufficient products to satisfy its future requirements for the development and commercialization of its ADCON products in the United States.

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

COMPETITION

         The Company competes with both biotechnology and pharmaceutical companies in all of its product development programs. Furthermore, academic institutions, governmental agencies, and other public and private research organizations also continue to conduct research, seek patent protection and establish collaborative arrangements with commercial entities for product development and marketing. Products resulting from these activities may compete directly with any products developed by the Company. These companies and institutions also compete with the Company in recruiting and retaining highly qualified scientific personnel.

         There are significant efforts by others, including many large pharmaceutical companies and academic institutions, to develop products that may compete with products that are developed by the Company relating to its biosurgical products, such as the ADCON family of products and its neurological disorder programs, such as the Cognition Modulation Perceptin program, the AD program and its other programs. Products that may compete with the ADCON family of products include Intergel(R) from LifeCore Biomedical, Inc. and Seprafilm from Genzyme Surgical Products, both of which may compete with ADCON-P, and Hylagel-Nuro(R) from Biomatrix, which may compete with ADCON-L. The Intergel(R) PMA was recently recommended for non-approval by an advisory panel to the FDA, but the product could still be approved by the FDA. Hylagel-Nuro(R) has recently initiated pivotal clinical trials to evaluate its use in reducing peridural scar following lumbar surgery. Development of these as well as other products may be at a more advanced stage of development than some of the Company's products. In addition, there may be substantial competition in the biopharmaceutical and medical industries, both from specialized firms and from major pharmaceutical, chemical, medical device and surgical supply companies. Many of the Company's potential competitors have product development capabilities and financial and human resources greater than the Company and have manufacturing, marketing, sales and distribution capabilities that the Company does not have. Universities and other research institutions may develop similar technologies and processes which, in some instances, may be utilized by others to compete with the Company's products.

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

GOVERNMENT REGULATION

         The manufacture and sale of the Company's products are subject to regulation by numerous authorities, principally the FDA. The regulatory approval process is lengthy, expensive and uncertain. Prior to commercial sale in the United States, the Company's products under development must be approved by the FDA. The Company may also need to seek a new, separate approval for changes to a marketed product, such as ADCON-L. Securing FDA approvals may require the submission of extensive clinical data and supporting information. Product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. Failure to comply with applicable FDA regulatory requirements could result in sanctions being imposed on the Company or the manufacturer of its products, including warning letters, fines, injunctions, product seizure, civil penalties, failure of the FDA to grant premarket approval, operating restrictions, prohibitions on importation and criminal prosecution. Sales of the Company's products outside of the United States are subject to foreign regulatory requirements that may vary widely from country to country. The time required to obtain clearance from a foreign country may be longer or shorter than that required by the FDA or other such agencies, and approval requirements may differ. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis, if at all, for any of its products under development, or that have been modified, and delays in receipt or failure to receive such approvals, the loss of previously received approvals or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

         There is no certainty that the ongoing clinical studies involving ADCON-P and ADCON-A will be completed in a timely manner or that the data and information obtained from these studies will be sufficient to support the filing or approval of a premarket approval application. There can be no assurance that the Company will be able to obtain the approvals necessary to market ADCON-P or ADCON-A or any other products under development on a timely basis, if at all.

         ADCON-L and any other products manufactured or distributed pursuant to FDA approval are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse patient experience. In addition, the Federal Food, Drug, and Cosmetic Act (the "FDC Act") requires that medical devices and drugs be manufactured in registered establishments and in accordance with the Good Manufacturing Practices ("GMP") requirements. Such manufacturing facilities are subject to periodic inspections by the FDA.

         Approval Process for Medical Devices - United States. The FDC Act requires FDA approval prior to commercialization of medical devices. Pursuant to the FDC Act, the FDA regulates the manufacture, sale and distribution of medical devices in the United States. Medical devices are classified into class I, II or III on the basis of the controls deemed by the FDA to be reasonably necessary to ensure their safety and effectiveness. Class I devices are generally subject to general controls (e.g., labeling and adherence to QSR requirements) and class II devices are subject to general controls, premarket clearance and special controls (e.g., performance standards, postmarket surveillance and FDA guidelines). Generally, class III devices are those which require premarket approval by the FDA in addition to general controls to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting or implantable devices which have not been found to be substantially equivalent to legally marketed devices). The FDA regulates the Company's ADCON-L, ADCON-P, ADCON-A and ADCON-T/N products as class III medical devices.

         Before a new device can be introduced into the market, the manufacturer or distributor generally must obtain FDA clearance or approval through either a 510(k) premarket notification or a PMA application. A 510(k) clearance will be granted if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed class I or II medical device, or to a preamendment class III medical device (i.e., one that was marketed before May 28, 1976) for which the FDA has not called for premarket approvals. A PMA must be filed if the proposed device is not substantially equivalent to a legally marketed class I or II device or if it is a preamendment class III device for which the FDA requires premarket approval. A PMA must be supported by extensive data, including preclinical and clinical trial data to demonstrate the safety and efficacy of the device. The Company's devices currently in development will likely be subject to the PMA process.

         If human clinical trials of a device are required and the device presents a "significant risk," the sponsor of the device is required to file an IDE application to obtain FDA permission prior to commencing human clinical trials. The clinical trials must be conducted under the auspices of an institutional review board ("IRB").

         Following receipt of the PMA, if the FDA determines that the premarket approval application is sufficiently complete to permit a substantive review, the FDA will "file" the application. Once the submission is filed, the FDA begins a substantive review of the PMA. The PMA process can be expensive, uncertain and lengthy, frequently requiring several years to complete from the date the PMA is accepted for filing. A number of devices for which premarket approval has been sought by other companies have never been approved for marketing. The review time may be significantly extended by the FDA, if it requires more information or clarification of information already provided in the submission. During the review period, an advisory committee may be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with QSR requirements prior to approval of a premarket approval application. If granted, the premarket approval may include significant limitations on the indicated uses for which a product may be marketed. The FDA prohibits promoting products for unapproved or "off-label" uses.

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

         Approval Process for Drugs - United States. Before a new drug may be commercially sold in the United States, extensive clinical trials and other tests on the product must be conducted and the results submitted to the FDA as part of a lengthy approval process.

         The steps required before a new drug product may be marketed in the United States include (1) preclinical laboratory and animal tests conducted in accordance with Good Laboratory Practices, (2) submission to the FDA of an investigational new drug ("IND") application, which must become effective before human clinical trials may commence, (3) well-controlled human clinical trials to establish the safety and efficacy of the new drug product, (4) submission of a new drug application ("NDA") to the FDA and (5) FDA approval of the NDA. The Company's drug products are in preclinical and early Phase I development. Approval by the FDA must be obtained for each product and for each indication to be treated with each product. The submission of an NDA and the subsequent marketing of approved prescription drugs also requires the payment of certain user fees to the FDA.

         Clinical trials involving the administration of an investigational drug product to humans typically are conducted in three phases and are subject to specific protocols. Each protocol indicating how the clinical trial will be conducted must be submitted for review to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of at least one IRB and in accordance with informed consent requirements and other FDA requirements. The IRB considers, among other factors, ethical concerns, the adequacy of informed consent and protection of human subjects. The IRB or the FDA may require changes in a protocol both prior to and after commencement of a trial. There is no assurance that the IRB or the FDA will permit a study to go forward or, once started, to be completed. The FDA's review of a study protocol does not necessarily mean that if the study is successful in following the terms of the protocol it will demonstrate the drug's safety and efficacy.

         Reports of results of preclinical studies and clinical trials for drugs, such as those likely to be developed by the Company, are submitted to the FDA in the form of an NDA. The NDA also includes information pertaining to the preparation of drug substances, analytical methods, drug product formulation and details on the manufacture of finished product as well as proposed product packaging and labeling. Submission of an NDA does not assure FDA approval for marketing. The application review process generally takes one or more years to complete, although reviews of treatments for cancer and other severely debilitating or life-threatening diseases may be accelerated. However, the process may take substantially longer if, among other things, the FDA has questions or concerns about the safety and/or efficacy of a product. No assurance exists that the Company's drug products will qualify for expedited or accelerated review procedures.

         The product testing and approval process is likely to take a substantial number of years and involve the expenditure of substantial resources. The FDA also may require postmarket testing and surveillance to monitor the use of the product. Continued compliance with regulatory requirements is required. Upon approval, a drug only may be marketed only for the approved indications in the approved dosage form(s) and at the approved dosage(s).

         Other Regulation. The Company is subject to regulation by the Occupational Safety and Health Administration and by the United States Environmental Protection Agency under such statutes as the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other laws. Various states and other foreign governments often have comparable health and environmental laws.

         Foreign Regulation. The Company is subject in many countries to regulatory requirements concerning drugs and devices and relating to human clinical trials, marketing approvals and product testing.

         Medical devices can be marketed in the 18 countries of the European Economic Area ("EEA") (including the 15 countries of the European Union) as well as in Switzerland, only if these products are CE marked. CE marking attests compliance with the requirements of the Medical Devices Directives ("MDD").

         In order to qualify for CE marking, a medical device must be in compliance with the MDD requirements related to the performance and safety of medical devices (the "Essential Requirements"). In addition, the Company must obtain conformity assessment certification from a body such as a testing laboratory or other certifying body (the "Notified Body"). The Company is using a Dutch Notified Body for this purpose and has chosen a particular conformity assessment path involving type examination of the devices and auditing of the Company's quality system used in production. There are also specific requirements related to clinical investigation and reporting of adverse incidents.

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

         Devices will be subject to, in addition to future legislation of European Union or other countries, continued national regulation on pricing and reimbursement, which may vary from country to country. Certain other requirements, such as clinical investigations and post marketing surveillance, will probably be subject to significant variation among countries. The regulation of drugs in the European Union is subject to a separate and different regulatory framework, which requires, among other things, premarket approval by the applicable regulatory agencies before sale of such products.

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

         The Company owns five issued U.S. patents, three pending U.S. patent applications, and corresponding foreign patents and patent applications relating to its ADCON products.

         Three U.S. patents, filed solely by the Company, have been issued covering the composition of a matter for a series of synthetic H(3) receptor antagonist compounds. Several additional U.S. patent applications and their corresponding foreign applications for an additional series of H(3) receptor antagonist and one series of H(3) receptor agonist compounds, their methods of medical use and pharmaceutical compositions, are pending. No assurance can be given that any claims relating to these products and methods will be issued.

         In addition, one U.S. patent application concerning the anti-properdin monoclonal antibody and two U.S. patent applications concerning the glycine transporter and corresponding foreign applications are pending.

         The Company is prosecuting its patent applications with the United States Patent and Trademark Office ("USPTO") but the Company does not know whether any of its applications will issue as patents or, if any patents are issued, whether any issued patent will provide significant proprietary protection or will be circumvented or invalidated. During the course of patent prosecution, the USPTO may require that the claims of a patent application be amended if it is determined that the scope of the claims includes subject matter that is not useful, novel, nonobvious or enabled. Furthermore, in certain instances, the practice of a patentable invention may require a license from the holder of dominant patent rights.

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

         The Company cannot predict whether its or its competitors' patent applications will result in valid patents being issued. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce the Company's patent and proprietary rights and/or to determine the scope and validity of others' proprietary rights. The Company may participate in interference proceedings that may in the future be declared by the USPTO to determine priority of invention, which could result in substantial cost to the Company. There can be no assurance that the outcome of any such litigation or interference proceedings will be favorable to the Company or that the Company will be able to obtain licenses to technology that it may require or that, if obtainable, such technology can be licensed at a reasonable cost.

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

         The Company also attempts to protect its proprietary compounds, products and processes by relying on trade secret laws, and on non-disclosure and confidentiality agreements. The Company requires its employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements generally provide that all confidential information developed or made known to the individual during the course of the relationships is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that any inventions conceived by the individual within the scope of his employment shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for any of the Company's trade secrets in the event of unauthorized use or disclosure of such information.

         The medical device and healthcare industries have been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation or interference proceedings declared by the USPTO to determine the priority of invention. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party, including any litigation that may arise against the Company as described in "Item 3: Legal Proceedings" below, could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties or prevent the Company from marketing its products in certain areas, or at all. Although patent and intellectual property disputes regarding medical devices have often been settled through licensing or similar arrangements, such settlements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that the necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from marketing its products, which would have a material adverse effect on the Company's business, prospects, financial condition and results of operation.

RESEARCH AND DEVELOPMENT EXPENSES

         As a result of the Company's ongoing research and development efforts with respect to its biosurgical products and neurological disorders programs, the Company's research and development expenses have increased since 1997. Research and development expenses for fiscal years ended December 31, 1999, 1998 and 1997 were approximately $12.8 million, $10.1 million and $7.1 million, respectively. The Company employs approximately 47 individuals who are engaged in or directly support its research and development efforts.

DOMESTIC AND FOREIGN PRODUCT SALES

         Sales of the Company's ADCON products, particularly ADCON-L, comprised approximately 95%, 80% and 31% of the Company's revenues for years ending December 31, 1999, 1998 and 1997, respectively. For a description of domestic and foreign product sales and certain related information, see Note I of Notes to Consolidated Financial Statements included herein.

EMPLOYEES

         As of December 31, 1999, the Company had 89 full-time employees, 20 of whom held a Ph.D. or M.D. Of the Company's 89 employees, 47 were engaged in, or directly supported, research and development, 16 were engaged in the sales and marketing of the ADCON family of products and the remaining 26 performed manufacturing, executive or administrative functions.

ITEM 2.           PROPERTIES.

         The Company's operations are conducted at a 50,925 square foot, leased facility in Beachwood, Ohio, a suburb of Cleveland. The lease expires on December 31, 2001. In addition, the Company leases a 12,400 square foot facility in Solon, Ohio, which will be used as a manufacturing facility for its sales of ADCON-L in the United States. This lease expires on April 30, 2009.

         The Company anticipates that it will relocate its headquarters and research facility to an approximately 84,000 square-foot facility in the Village of Highland Hills, Ohio, a suburb of Cleveland. The Company anticipates that it will lease this facility for a 20-year term with two (2) five (5)-year extensions. This project will be funded, in part, through state financing.

ITEM 3.           LEGAL PROCEEDINGS.

         On March 17, 2000, Derrick McKinley, M.D. filed a lawsuit against the Company and certain of its officers in the Court of Common Pleas in Cuyahoga County, Ohio alleging wrongful and tortious discharge and tortious interference with employment. Such claims arose from the termination of his employment with the Company. The complaint seeks unspecific monetary damages in an amount in excess of $25,000 in the form of compensatory, consequential and punitive damages. The Company believes this suit is without merit and intends to vigorously defend this suit.

         On August 18, 1999, Vance Carter filed a lawsuit against the Company in the Fourth Judicial District Court of Louisana alleging certain product liability claims as a result of the use of ADCON-L during surgery. The petition for damages alleges that as a result of being administered ADCON-L during lumbar disc surgery, Mr. Carter has been experiencing pain and discomfort and has been unable to return to work. The petition for damages seeks unspecific monetary damages. The Company believes this suit is without merit and intends to vigorously defend this suit.

         In addition, from time to time, the Company is involved in various disputes arising in the ordinary course of business. In management's opinion, the outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1999.

ITEM 4A.          EXECUTIVE OFFICERS OF THE COMPANY.

         The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

         THOMAS O. OESTERLING, Ph.D. Dr. Oesterling has served as Chief Executive Officer and a Director of the Company since June 1989. In May 1999, he became Chairman of the Company. He also served as President of the Company from June 1989 to October 1999. From 1984 to 1986, he was Senior Vice President Research and Development of Collaborative Research, Inc., a manufacturer of diagnostic reagents for genetic research and testing, and from 1986 to 1989, he was President of Collaborative Research, Inc. Dr. Oesterling is 61 years old.

         RODNEY E. DAUSCH. Rodney E. Dausch joined the Company as Vice President and Chief Financial Officer in March 1995. In August 1995, Mr. Dausch was elected Secretary of the Company. In October 1999, he was appointed Executive Vice President of Finance of the Company. Prior to joining the Company and since February 1994, Mr. Dausch was Vice President of Finance and Administration of Oncologix, Inc., a biopharmaceutical company. From May 1987 to January 1994, he was Vice President of Finance and Administration of Oncor, Inc., a manufacturer of diagnostic products for detection of cancer diseases. Prior to 1987, he held the position of Vice President of Finance and Administration with CPM Group, Inc. and Bethesda Research Laboratories, Inc. Mr. Dausch is a Certified Public Accountant. Mr. Dausch is 55 years old.

         MICHAEL A. ZUPON, Ph.D. Dr. Zupon has served as Executive Vice President of Research and Development since September 1998. Prior to that time, he served as Vice President, Product Development and Operations since June 1993. Prior to joining the Company, Dr. Zupon had 12 years of experience in a variety of product development positions at Schering-Plough Corporation, a pharmaceutical company, most recently as Director, Drug Delivery and Technology Assessment from January 1991 to June 1993. Dr. Zupon is 45 years old.

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

                                           HIGH                     LOW
                                           ----                     ---

FISCAL 1999
         Fourth Quarter                    $20                      $7 3/4
         Third Quarter                     $26 1/2                  $15 5/8
         Second Quarter                    $27 3/4                  $18 3/4
         First Quarter                     $31 3/8                  $20
FISCAL 1998
         Fourth Quarter                    $31                      $14 1/2
         Third Quarter                     $18 5/8                  $12 1/2
         Second Quarter                    $20                      $11 1/2
         First Quarter                     $12 1/4                  $7 7/8

         As of the close of business on March 20, 2000, the price of the Common Stock of the Company was $17 5/16 per share, as reported on the Nasdaq National Market, and there were approximately 254 stockholders of record for the Common Stock of the Company.

         The Company has never paid any cash dividends on its capital stock and does not anticipate paying any in the foreseeable future. The payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial position, operating results, current and anticipated cash needs and plans for expansion.

         In July 1999, the Company instituted a repurchase program whereby the Company pursuant to Rule 10b-18 promulgated under the Securities Exchange Act of 1934, repurchased shares of Common Stock. As of March 20, 2000, the Company purchased 75,000 shares, at an average price of $19.32 per share, for an aggregate of $1,448,937.

ITEM 6.           SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The following selected consolidated financial data of the Company for the years ended December 31, 1999 through 1995 are derived from the consolidated financial statements of the Company. The information presented below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.



                                                            YEAR ENDED DECEMBER 31,

                                             1999         1998         1997         1996        1995
                                             ----         ----         ----         ----        ----

STATEMENT OF OPERATIONS DATA:
REVENUES
Product sales                             $  26,495    $  13,925     $  1,536     $     901    $     182
Research contracts                              514        2,559        2,954         2,855        2,217
Government grants                               944          846          410           122          255
                                          --------------------------------------------------------------
             Total revenues                  27,953       17,330        4,900         3,878        2,654
OPERATING COSTS AND EXPENSES
Cost of products sold                         4,973        2,468          614           342          123
Research and development                     12,754       10,054        7,135         6,238        5,233
Selling, general and administrative          12,080        9,482        4,510         4,118        2,643
                                          --------------------------------------------------------------
             Total operating costs and
             expenses                        29,807       22,004       12,259        10,698        7,999
                                          --------------------------------------------------------------
Loss from operations                         (1,854)      (4,674)      (7,359)       (6,820)      (5,345)
Settlement of claim                                                    (2,025)
Interest income, net                          1,459          916          824         1,120          360
                                          --------------------------------------------------------------
Net loss                                  $    (395)    $ (3,758)     $(8,560)     $ (5,700)    $ (4,985)
                                          =========    =========     ========     =========    =========
Basic and diluted net
    loss per common share                 $   (0.04)    $  (0.44)     $ (1.16)     $  (0.78)    $  (3.28)
                                          =========    =========     ========     =========    =========
Shares used for purposes
     of computing basic
    and diluted net loss
    per common share                      9,472,532    8,511,014    7,354,124     7,313,230    1,518,955
                                          =========    =========     =========    =========    =========


                                                                 DECEMBER 31,
                                                                 ------------

                                             1999         1998         1997         1996        1995
                                             ----         ----         ----         ----        ----

BALANCE SHEET DATA:
Cash, cash equivalents
     and short-term
     investments                          $  19,101    $  26,399     $ 11,542     $  17,996    $  23,023
Working capital                              20,601       24,778        9,370        15,821       21,762
Total assets                                 32,384       33,962       14,805        20,804       25,346
Retained deficit                            (46,168)     (45,772)     (42,014)      (33,454)     (27,754)
Total stockholders'
     equity                               $  26,392    $  27,153     $ 11,440     $  17,627    $  23,182

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company is engaged in the discovery and development of biosurgical and therapeutic products to improve surgical outcomes and to treat neurological disorders. The biosurgical products include the ADCON family of products, which are proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit surgical scarring and adhesions. Based on European pivotal clinical studies and other compliance efforts and submission of data, the Company obtained regulatory clearance to affix CE Marking on ADCON-L and ADCON-T/N in August 1995 and January 1996, respectively, thereby allowing ADCON-L and ADCON-T/N to be marketed in the 19 European countries which recognize CE Marking for lumbar disc surgery and tendon and peripheral nerve surgeries, respectively. The Company is currently marketing ADCON-L and ADCON-T/N through independent medical device distributors in approximately 30 countries outside the United States, including the major countries in the European Union pursuant to its CE Marking. The Company also commenced sales of ADCON-L in the United States in June 1998. In September 1999, the FDA issued a warning letter to EMCM, which led to an import ban on all ADCON-L shipments to the United States. After a successful re-inspection of EMCM's facilities, the import ban was lifted in December 1999 and the Company resumed shipments of ADCON-L to the United States in January 2000. In addition, the Company signed a development and exclusive license agreement in December 1996 with Chugai for the sale of ADCON-L and ADCON-T/N in Japan.

         The Company anticipates that a significant portion of revenue from product sales will be derived from its ADCON family of products, primarily ADCON-L. Further, the Company is also pursuing the development of other biosurgical products and small molecule drug candidates for the treatment of several neurological disorders, including ADHD, sleep disorders, anxiety, schizophrenia and AD. In October 1994, the Company entered into a strategic alliance with Janssen to collaborate on the discovery and development of therapeutic models to treat AD. In May 1999, Janssen ceased funding this endeavor. The Company believes that Janssen does not intend to select a lead compound from the identified compounds or pursue clinical trials relating to any such compound. The Company is in discussion with Janssen to transfer development rights of these compounds to the Company. There can be no assurance that the Company will be successful in obtaining such development rights from Janssen or, if the Company is successful, that such rights will be obtained on favorable terms. In addition, the Company receives revenues from various government grants awarded to the Company. In June 1998, the Company received proceeds of approximately $18.9 million in connection with the completion of a public offering of 1,725,000 shares of Common Stock.

RESULTS OF OPERATIONS

         Years ended December 31, 1999 and 1998.

         Revenues. Total revenues for fiscal 1999 increased by approximately $10.6 million or 61.3% to approximately $28.0 million from approximately $17.3 million in fiscal 1998. The increase in total revenues is primarily the result of an increase in product sales, which increased to approximately $26.5 million in 1999 from approximately $13.9 million in 1998. This increase in product sales resulted primarily from the commercialization in the United States of the Company's first product, ADCON-L. ADCON-L was approved for marketing in the United States by the FDA in May 1998. The Company commenced sales of ADCON-L in the United States in June 1998.

         The increase in total revenues for fiscal 1999 is slightly offset by a decrease in research contracts revenues. This decrease in the Company's research contracts revenues was due to Janssen no longer funding the collaboration efforts with the Company. The Company's government-funded grant revenues increased slightly in 1999 compared to 1998. This increase was a result of the award of two Small Business Innovation Research ("SBIR") Phase II grants, one awarded in the third quarter of 1998 and one awarded in the second quarter of 1999.

         Operating Costs and Expenses. Total operating expenses increased by approximately $7.8 million or 35.5% to approximately $29.8 million in 1999, compared to approximately $22.0 million in 1998. Cost of products sold increased to $5.0 million in 1999 compared to approximately $2.5 million in 1998, and increased, as a percentage of product sales, in 1999 to 18.8% from 17.7% 1998. The percentage increase in 1999 was primarily due to: (1) fixed costs continuing at anticipated levels during the last two months of 1999 when ADCON-L was unable to be sold in the United States as a result of the import ban and (2) startup costs associated with the new U.S. manufacturing plant.

         Research and development expenses increased by $2.7 million or 26.8 % to approximately $12.8 million in 1999 from approximately $10.0 million in 1998. This increase was primarily due to four factors:

         (1) An increase in development expenses for Perceptin , which received approval from the FDA in the fourth quarter of 1999 to begin Phase II clinical trials;
         (2) The increased clinical research costs associated with the initiation of the pilot clinical trials of ADCON-A;
         (3) The increased clinical research cost associated with the pilot clinical trials for the use of ADCON-L in breast augmentation surgeries; and
         (4) The start of a product development program for schizophrenia and dementia involving the regulation of human glycine transporters.

         Selling, general and administrative expenses increased by approximately $2.6 million or 27.4% to approximately $12.1 million in 1999 compared to approximately $9.5 million in 1998. This increase was primarily due to an increase in the sales and marketing expenses and sales commissions resulting from the sales and marketing of ADCON-L in the United States and a non-recurring expense of $780,000 for severance obligations for former employees. These increases were somewhat offset by a reduction to the bad debt allowance resulting from a more favorable collection history than originally anticipated. The 1998 expense included $647,000 of costs associated with the Company's effort to select and finance a new building for its future research and development and corporate headquarters facility. This project was terminated as of December 31, 1998. Since then, the Company has pursued an alternate site.

         Interest Income. Interest income increased to approximately $1.5 million in 1999 from approximately $916,000 in 1998. This increase in 1999 is due to carrying higher short-term investments for a full year due to the proceeds from the public offering in June 1998 and the revenue generated from the sale of ADCON-L in the United States.

         Net Loss. Gliatech's net loss decreased to approximately $395,000 in 1999, compared to approximately $3.8 million in 1998. The decrease in net loss is a result of ADCON-L product sales in the United States, offset somewhat by an increase in total expenses. The net loss per common share was $0.04 in 1999, compared to $0.44 in 1998.

         Years ended December 31, 1998 and 1997.

         Revenues. Total revenues more than tripled to approximately $17.3 million in 1998 from approximately $4.9 million in fiscal 1997. The increase in total revenues is primarily the result of an increase in product sales, which increased to approximately $13.9 million in 1998 from approximately $1.5 million in 1997. This increase in product sales resulted primarily from the commercialization in the United States of the Company's first product, ADCON-L, which was approved for marketing by the FDA in May 1998. The Company commenced sales of ADCON-L in the United States in June 1998.

         The Company's research contract revenues decreased by 15.4% to approximately $2.6 million in 1998 from approximately $3.0 million in 1997. These research contract revenues were from the Company's research contract with Janssen, which was restructured in October 1998 to provide for further research by the Company and revenues from Janssen until May 1999.

         The Company's government-funded grant revenues more than doubled to approximately $846,000 in 1998 from approximately $410,000 in 1997. This increase was a result of an increase in the number of government- funded grants to the Company. The Company received a second Phase II SBIR award from the National Institute of Neurological Disorders and Stroke ("NINDS") in September 1998, for the research to evaluate the histamine H(3) antagonists. The Company's first Phase II SBIR Program grant from the NINDS was awarded in February 1997 for the research to evaluate the histamine H(3) receptor antagonists. Both Phase II grants have a two-year term and each may provide as much as $750,000 in funding. In addition, in 1998 the Company received three additional Phase I grants. Two were in the second quarter, each in the amount of approximately $98,000 from the National Institutes of Health ("NIH"). One was for the research development of drugs for schizophrenia and dementia and the other was to evaluate anti-properdin agents as novel anti-inflammatories. The Company received a third Phase I grant in the third quarter from NIH for approximately $100,000 to research combinatorial construction of novel imidazole libraries. In 1997 the Company received two Phase I grants in the third quarter. One was from NINDS in the amount of approximately $100,000, and the other from the National Institute of Nursing Research ("NINR") in the amount of approximately $99,000.

         Operating Costs and Expenses. Total operating costs and expenses increased by 78.9% to approximately $22.0 million in 1998, compared to approximately $12.3 million in 1997. Cost of products sold increased to approximately $2.5 million in 1998 compared to approximately $614,000 in 1997, but decreased, as a percentage of products sales in 1998 to 17.7% from 40.0% in 1997. The percentage decrease in 1998 was primarily due to: (1) the favorable impact of the unit sales prices of ADCON-L in the United States and (2) increased production volumes.

         Research and development expenses increased by 41.0% to approximately $10.1 million in 1998 from approximately $7.1 million in 1997. This increase was primarily due to: (1) an increase in development expenses for the Company's lead compound for its Cognition Modulation program, which commenced a Phase I human clinical trial in the fourth quarter of 1998 and (2) increased clinical research costs associated with the pilot clinical trial of ADCON-P, which was completed in the third quarter of 1998.

         Selling, general and administrative expenses increased 110.2% to approximately $9.5 million in 1998 compared to approximately $4.5 million in 1997. This increase was primarily due to an increase in the sales and marketing expenses and sales commissions resulting from the sales and marketing of ADCON-L in the U.S. The increase was also due to $647,000 of costs associated with the Company's efforts to select and finance a new building for its future research and development and corporate headquarters facilities. This project was terminated as of December 31, 1998 when project costs were estimated to be substantially in excess of available funding.

         Interest Income. Interest income increased to approximately $916,000 in 1998 from approximately $824,000 in 1997. This increase in 1998 was primarily due to higher cash, cash equivalents and short-term investment balances due to the proceeds from the public offering in June 1998.

         Net Loss. Gliatech's net loss decreased to approximately $3.8 million in 1998, compared to approximately $8.6 million in 1997. The decrease in net loss is a result of ADCON-L product sales in the U.S., offset somewhat by an increase in total expenses. The diluted net loss per common share was $0.44 in 1998, compared to approximately $1.16 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         In order to preserve principal and maintain liquidity, the Company's funds are invested primarily in commercial paper and other short-term investments. As of December 31, 1999 and December 31, 1998, the Company's cash and cash equivalents, short-term and long term investments totaled approximately $20.8 million and approximately $26.4 million, respectively. The Company expects that its existing capital resources, interest earned thereon, and product sales will enable the Company to maintain its current and planned operations for the foreseeable future.

         Prior to the commercialization of ADCON-L in the United States, the Company historically financed its operations primarily through the private placement and public offering of its equity securities, research contract licensing fees, and, to a lesser extent, through federally sponsored research grants. In June 1998, the Company raised additional funds through a public offering of 1,725,000 shares of its Common Stock at a price of $12.00 per share, including the exercise of the over-allotment option of 225,000 shares. The net proceeds to the Company from this offering were approximately $18.9 million. The Company also has established a $1.5 million line of credit with a bank. As of December 31, 1999, the Company had no borrowings against the line of credit.

         In the second quarter of 1999 the Company was awarded a third Phase II SBIR Program grant from the National Cancer Institute ("NCI"), a division of the NIH, for the research of inhibition of postoperative gynecological adhesions. In September 1998 the Company was awarded a Phase II SBIR Program grant from the NINDS for research evaluating H (3) agonists. Each of these Phase II grants has a two-year term and each may provide as much as approximately $750,000 in funding. The Company was also awarded a Phase I SBIR grant for up to approximately $100,000 in the third quarter of 1998 to aid in additional research studies. In the second quarter of 1998 the Company was awarded two Phase I grants for up to approximately $98,000 each from the National Heart, Lung and Blood Institute and National Institute of Mental Health, both divisions of the NIH. In February 1997 the Company was awarded a two-year Phase II SBIR Program grant from NINDS for research evaluating histamine H (3) receptor antagonists to treat ADHD, which may provide as much as $750,000 in funding. In addition, in the fourth quarter of 1997 the Company was awarded two Phase I SBIR grants for up to approximately $100,000 each from the NINDS and the NINR division of the NIH. In 1996, the Company received revenues from a Phase I SBIR grant for up to approximately $100,000 from the NINDS division of the NIH relating to the development of histamine H (3) receptor agents. If the Company is successful in other Phase I research, additional Phase II awards may be sought for funding to aid in further development of pharmaceutical compounds, however, there is no assurance that such Phase I research will be successful or that additional funding will be obtained.

         The Company does not expect to generate a positive cash flow from operations until the fourth quarter of 2000 due to the substantial costs for commercialization of ADCON-L, additional research and development costs for its other biosurgical products and costs related to its neurosurgical disorders programs, preclinical testing, clinical trials and operating expenses associated with supporting such activities. The Company's ability to generate a positive cash flow from operations is dependent upon several factors, including the timing and content of decisions by the FDA. There is no assurance when the Company will generate a positive cash flow, if at all.

         The Company may need to raise substantial additional capital to fund its operations prior to such time. The Company's future capital requirements will depend on, and could increase as a result of many factors, including, but not limited to, the cost for commercialization of ADCON-L, the commercialization success of its ADCON family of products, the progress of the Company's research and development, including the costs related to its Cognition
Modulation Perceptin, AD, schizophrenia and other neurological disorders programs, the scope, timing and results of preclinical studies and clinical trials, the cost and timing of obtaining regulatory approvals, the Company's success in obtaining the strategic alliances required to fund certain of its programs, the rate of technological advances, determinations as to the commercial potential of certain of the Company's product candidates, the status of competitive products and the establishment of additional manufacturing capacity.

         The Company from time to time is involved in various stages of discussion or negotiation regarding acquisitions or mergers and from time to time other strategic alternatives. As of the date hereof, no definitive agreement with respect to any such transaction or other strategic alternative has been entered into.

         Net Operating Loss Carryforwards. As of December 31, 1999, the Company has available net operating loss carryforwards of approximately $29.6 million, and research and development credit carryforwards of approximately $3.6 million. These carryforwards expire at various dates between 2003 and 2013. The Company has offset the tax benefit of the net operating loss and tax credit carryforwards with a valuation allowance, as realization of the benefit is not assured. Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss and research and development tax credit carryforwards for tax purposes may be subject to an annual limitation if a cumulative change in ownership of more than 50% occurs over a three-year period. The future issuance of securities by the Company and/or sales of securities by the Company's principal stockholders could result in such a change in ownership. See Note F of Notes to Consolidated Financial Statements included herein.

YEAR 2000.

         The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its on-going business as a result of the "Year 2000 issue." However it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closing at month, quarterly or year-end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if the Year 2000 or similar issues adversely affect its customers or suppliers. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

         The Company expended approximately $20,000 on Year 2000 readiness efforts from 1998 to 1999. These efforts included replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating Year 2000 problems. The funds for Year 2000 readiness were from normal operating cash flow.

EURO CONVERSION.

         On January 1, 1999, eleven of the fifteen countries (the "Participating Countries") that are members of the European Union established a new uniform currency known as the "Euro." The currencies existing prior to such date in the Participating Countries will be phased out during the transition period commencing January 1, 1999 and ending January 1, 2002. During such transition period both the Euro and the existing currencies will be available in the Participating Countries. Although certain of the Company's products are being sold in the Participating Countries through independent distributors, the Company receives revenues from such sales in U.S. dollars. As a result, the Company does not anticipate that the introduction and use of the Euro will materially affect the Company's business, prospects, results of operations or financial condition.

FORWARD-LOOKING STATEMENTS.

         Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements." When used in this Report, the words "believes," "anticipates," "expects," "intends" and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of the Company to be different from expectations expressed or implied by such forward-looking statements. Such factors include, but are not limited to, commercial uncertainty of regulatory approvals of the Company's ADCON products, including the timing and content of decisions made by the FDA, commercial uncertainty of market acceptance of the Company's ADCON family of products, delays in product development of additional ADCON products, uncertainty of outcomes of future FDA audits and inspections, uncertainty due to the early stage of development for the neurological disorders programs, the possible need for additional funding, the ability of the Company to establish and maintain collaborative arrangements with others, the potential market size for ADCON products, the ability to extend research collaborations, the productivity of distributors of ADCON products, shortages of supply of ADCON products from the Company's sole manufacturer, the ability of the Company to commence manufacturing of its ADCON products at its manufacturing facility located in the United States, the lack of supply of raw materials for the Company's products, uncertainty of future profitability, uncertainties related to the Company's proprietary rights in its products, the loss of key management, and personnel and technological change. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of other assumptions, risks, uncertainties, general economic and business conditions, and the business opportunities (or lack thereof) that may be presented to and pursued by the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. The accompanying information contained in this Annual Report on Form 10-K, including, without limitation, the information set forth in this section and under "Item 1: Business," identifies important factors that could cause such differences.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Index to Financial Statements

         Report of Independent Auditors.

         Consolidated Balance Sheets at December 31, 1999 and 1998.

         Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

         Notes to Consolidated Financial Statements.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Gliatech Inc.

We have audited the accompanying consolidated balance sheets of Gliatech Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gliatech Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ ERNST & YOUNG LLP

Cleveland, Ohio
March 3, 2000

                         GLIATECH INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,
                                                                     --------------------------------------
                                                                             1999               1998
                                                                     --------------------------------------

ASSETS
Current assets:
      Cash and cash equivalents                                                $3,350,245       $4,731,814
      Short-term investments                                                   15,750,620       21,667,064
      Accounts receivable less allowances of
           $26,000 in 1999 and $602,568 in 1998                                   899,696        2,995,548
      Government grants receivable                                                413,608          401,160
      Inventories                                                               5,353,696          776,057
      Prepaid expenses and other                                                  824,720        1,016,098
                                                                     --------------------------------------

Total current assets                                                           26,592,585       31,587,741

Long term investments                                                           1,712,790
Property and equipment, net                                                     3,232,712        1,556,815
Other assets, net                                                                 845,668          817,630
                                                                     --------------------------------------

TOTAL ASSETS                                                                  $32,383,755      $33,962,186
                                                                     ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                          1,129,470          875,462
      Accrued expenses                                                          2,084,490        2,083,273
      Accrued research contracts                                                  485,470        1,418,653
      Accrued compensation                                                        207,558          790,041
      Accrued clinical trial costs                                              2,085,011        1,127,991
      Deferred research contract revenue                                                           514,194
                                                                     --------------------------------------

      Total current liabilities                                                 5,991,999        6,809,614

Stockholders' equity:
      Preferred stock, $.01 par value:
           Authorized shares-5,000,000 at December 31, 1999 and 1998; None issued and outstanding at December 31, 1999 or 1998
      Common stock, $.01 par value
          Authorized shares-30,000,000 at December 31, 1999 and
          1998; Issued shares -9,553,562 at December 31, 1999 and
          9,410,825 at December 31, 1998                                           95,536           94,109



      Additional paid-in capital                                               73,967,823       72,830,961
      Treasury stock (75,000 shares at cost)                                   (1,448,950)
      Accumulated other comprehensive loss                                        (54,839)
      Accumulated deficit                                                     (46,167,814)     (45,772,498)
                                                                     --------------------------------------

      Total stockholders' equity                                               26,391,756       27,152,572
                                                                     --------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                               $32,383,755      $33,962,186
                                                                     ======================================



                 See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                          YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------
                                                 1999            1998             1997
-------------------------------------------------------------------------------------------


REVENUES
Product sales                                 $26,494,760     $13,925,206       $1,536,440
Research contracts and licensing fees             514,194       2,559,131        2,954,000
Government grants                                 943,533         846,202          410,333
                                             -------------   -------------    -------------
          Total revenues                       27,952,487      17,330,539        4,900,773

OPERATING COSTS AND EXPENSES
Cost of products sold                           4,972,863       2,468,296          614,424
Research and development                       12,753,446      10,054,363        7,135,213
Selling, general and administrative            12,080,255       9,481,907        4,510,315
                                             -------------   -------------    -------------
          Total operating cost and expenses    29,806,564      22,004,566       12,259,952
                                             -------------   -------------    -------------
Loss from operations                           (1,854,077)     (4,674,027)      (7,359,179)
Settlement of claim                                                             (2,025,000)
Interest income                                 1,458,761         915,582          823,891
                                             -------------   -------------    -------------
Net loss                                       $ (395,316)    $(3,758,445)     $(8,560,288)
                                             =============   =============    =============

Basic and diluted net
     loss per common share                         $(0.04)         $(0.44)          $(1.16)
                                             =============   =============    =============



Shares used for purposes of computing basic
     and diluted net loss per common share      9,472,532       8,511,014        7,354,124
                                             =============   =============    =============




                 See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                  COMMON STOCK                    TREASURY STOCK
                               -----------------                 ----------------   ACCUMULATED
                               NUMBER              ADDITIONAL    NUMBER                OTHER                          TOTAL
                                 OF        PAR      PAID-IN         OF             COMPREHENSIVE  RETAINED        STOCKHOLDERS'
                               SHARES     VALUE     CAPITAL       SHARES     COST      LOSS       DEFICIT            EQUITY
                               ------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 1997     7,320,089  $73,201 $51,007,673                                    $(33,453,765)    $17,627,109

Net loss                                                                                           (8,560,288)      (8,560,288)

Exercise of stock options         76,000      760     306,365                                                          307,125

Issuance of stock bonus            5,184       52      40,772                                                           40,824

Settlement of claim                                 2,025,000                                                        2,025,000
                               ------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997   7,401,273   74,013  53,379,810                                     (42,014,053)      11,439,770

Net loss                                                                                           (3,758,445)      (3,758,445)

Exercise of stock options         84,552      846     610,052                                                          610,898

Issuance of common stock for     200,000    2,000     (2,000)
    settlement of claim

Issuance of common stock       1,725,000   17,250  18,843,099                                                       18,860,349
                               ------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998   9,410,825   94,109  72,830,961                                     (45,772,498)      27,152,572

Net loss                                                                                             (395,316)        (395,316)

Unrealized loss on
 available for sale securities                                                          $(54,839)                      (54,839)
                                                                                                               ----------------

Total other comprehensive                                                                                             (450,155)
   income

Exercise of stock options        123,700    1,237     462,355                                                          463,592

Issuance of stock bonus            5,198       52     136,948                                                          137,000

Exercise of stock warrants        13,839      138       (138)

Compensation from issuance                           537,697                                                           537,697
    of stock options

Purchase of treasury shares                                     75,000 $(1,448,950)                                 (1,448,950)
                               ------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999   9,553,562  $95,536 $73,967,823   75,000 $(1,448,950)     $(54,839)  $(46,167,814)   $26,391,756
                               ================================================================================================





                 See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEAR ENDED
                                                               ---------------------------------------------
                                                                   1999            1998            1997
                                                                   ----            ----            ----

OPERATING ACTIVITIES
Net loss                                                       $   (395,316)   $ (3,758,445)   $ (8,560,288)
Adjustments to reconcile net loss to net cash used in
  operating activities:
      Depreciation and amortization                                 589,222         419,293         292,746
      Patent cost write-off                                         148,122          30,002          48,668
      Provision (credit) for losses on accounts receivable         (347,642)        560,680
      Compensation from issuance of stock options                   537,697
      Settlement of claim                                                                         2,025,000
      Changes in operating assets and liabilities:
          Accounts receivable                                     2,443,494      (3,012,177)       (212,894)
          Inventories                                            (4,577,639)       (611,979)        223,040
          Government grants receivable and other assets             178,930        (931,464)       (201,228)
          Accounts payable and other accrued expenses              (190,258)      1,698,715         316,773
          Deferred contract research revenue                       (514,194)       (295,165)          3,000
          Other liabilities                                          23,837       2,040,446         (90,462)
                                                               ------------    ------------    ------------
Net cash used in operating activities                            (2,103,747)     (3,860,094)     (6,155,645)
INVESTING ACTIVITIES
Sale (purchase) of investments, net                               4,148,815     (15,726,588)      2,934,746
Payment for patent rights and trademarks                           (194,927)       (103,770)       (186,812)
Purchase of property and equipment                               (2,246,352)       (650,378)       (418,563)
                                                               ------------    ------------    ------------
Net cash provided by (used in)  investing activities              1,707,536     (16,480,736)      2,329,371
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                                      18,860,349
Proceeds from exercise of stock options                             463,592         610,898         307,125
Purchase of treasury shares                                      (1,448,950)
                                                               ------------    ------------    ------------
Net cash (used in) provided by financing activities                (985,358)     19,471,247         307,125
                                                               ------------    ------------    ------------

Decrease in cash and cash equivalents                            (1,381,569)       (869,584)     (3,519,149)
Cash and cash equivalents at beginning of period                  4,731,814       5,601,398       9,120,547
                                                               ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  3,350,245    $  4,731,814    $  5,601,398
                                                               ============    ============    ============



                 See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

A. BACKGROUND AND ACCOUNTING POLICIES

Background

Gliatech Inc. is engaged in the discovery and development of biosurgical and therapeutic products to improve surgical outcomes of patients and to treat neurological disorders. The biosurgical products include the ADCON family of products and a proprietary monoclonal antibody to block the inappropriate activation of the complement pathway. The ADCON family of products consist of proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit surgical scarring and adhesions. The Company is also pursuing the development of small molecule drug candidates for the treatment of several neurological disorders, including Attention Deficit Hyperactive Disorder ("ADHD"), sleep disorders, anxiety, schizophrenia and Alzheimer's disease ("AD").

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

Short and long term investments

The Company's short-term and long-term investments, all of which are classified as available-for-sale, consist primarily of corporate bonds and commercial paper. Such investments are stated at fair market value with unrealized gains and losses charged or credited to shareholders' equity. Investments with maturity dates of less than one year are classified as short-term; investments with maturity dates of more than one year are classified as long-term.

Inventories

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.

Property and equipment

Property and equipment are stated at cost. Laboratory, manufacturing and office equipment and leasehold improvements are depreciated on the straight-line basis over the shorter of the estimated useful lives or the lease period (3 to 10 years).

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

Research and development

Research and development expenditures are expensed when incurred.

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


B. INVENTORIES

Inventories consist of:

                                                                           December 31,
                                                                           ------------
                                                                  1999                    1998
                                                              ----------                --------


                  Raw material                                $4,549,976                $349,550
                  Work in process                                205,007                 272,390
                  Finished goods                                 598,713                 154,117
                                                              ----------                ---------
                                                              $5,353,696                $776,057
                                                              ==========                =========

C. PROPERTY AND EQUIPMENT

Property and equipment consist of:

                                                                                December 31,
                                                                                ------------
                                                                          1999              1998
                                                                       -----------       ----------


                  Laboratory equipment                                 $ 1,419,385       $1,332,594
                  Manufacturing equipment                                1,451,623          139,609
                  Office equipment                                       1,026,864          815,180
                  Leasehold improvements                                 1,749,184        1,113,321
                                                                       -----------       ----------
                                                                         5,647,056        3,400,704
                  Accumulated depreciation and amortization             (2,414,344)      (1,843,889)
                                                                       ------------      -----------
                  Property and equipment, net                          $ 3,232,712       $1,556,815
                                                                       ===========       ==========


D. OTHER ASSETS

Other assets consist of:

                                                                 December 31,
                                                                 ------------

                                                               1999       1998
                                                               ----       ----

Patent rights, net of accumulated amortization of $124,722
  at December 31, 1999 and $110,955 at December 31, 1998     $791,139   $764,182
Trademark cost, net                                            40,241     39,951
Other                                                          14,288     13,497
                                                             --------   --------
                                                             $845,668   $817,630
                                                             ========   ========


E. FINANCING ARRANGEMENTS

The Company has an unsecured line of credit that provides for borrowings up to $1,500,000 at an interest rate of 1% above the bank's insured money market savings account rate. No borrowings were outstanding at December 31, 1999 and 1998. Rent expense relating to the operating lease of office space was approximately $479,000, $356,000 and $318,000 in 1999, 1998 and 1997,
respectively. Rent expense for 1999 includes $76,000 for the Company's new manufacturing plant, which is expected to be placed in service during 2000. Future annual minimum lease commitments at December 31, 1999 are as follows:

2000       $  521,501
2001          521,501
2002          105,003
2003          105,003
2004          112,003
Thereafter    500,514
           ----------
           $1,865,525
           ==========

F. INCOME TAXES

At December 31, 1999, the Company has available net operating loss carryforwards of approximately $29.6 million. In addition, the Company has approximately $3.6 million in research and development tax credit carryforwards. Such losses and carryforwards may be used to reduce future tax liabilities and expire at various dates between 2003 and 2014. The Company has offset the tax benefit of the net operating loss and tax credit carryforwards and other deferred tax assets with a valuation allowance as realization of the benefits is not assured.

The Company's net deferred tax assets and liabilities consist of the following:

                                          December 31,
                                          ------------
                                      1999            1998
                                 -------------   ------------
Deferred tax liabilities         $   (283,000)    $  (290,000)
Deferred tax Assets:
   Amortization of capitalized
      research and development
      expenses for tax              3,060,000       3,740,000
   Research and development
      tax credit carryforwards      3,577,000       2,783,000
   Net operating tax
      loss carryforwards           12,644,000      12,369,000
   Other                            1,296,000         957,000
                                 ------------     -----------
Total deferred tax assets          20,577,000      19,849,000
Valuation allowance               (20,294,000)    (19,559,000)
                                 ------------     -----------
Net deferred taxes               $          0     $         0
                                 ============     ===========


Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss and research and development tax credit carryforwards for tax purposes may be subject to an annual limitation if a cumulative change in ownership of more than 50% occurs over a three-year period.


G. RIGHTS PLAN

On July 1, 1997, the Company declared a dividend distribution of one right (a "Right") for each outstanding share of Common Stock. The terms of the Rights are set forth in the Rights Agreement, dated July 1, 1997, between the Company and a rights agent. The Rights generally will become exercisable and allow a holder to acquire Common Stock at a discounted price if a person or group acquires 15% or more of the outstanding shares of Common Stock of the Company. The Rights Agreement was amended in November 1999 to allow a certain holder to acquire up to 20% of the outstanding shares of Common Stock without Rights becoming exercisable. The Company is also subject to provisions of state law which will prohibit the Company from engaging in any "business combination" with a person who, together with affiliates and associates, owns 15% or more of the Company's Common Stock (an "Interested Stockholder") for a period of three years following the date that such person became an Interested Stockholder, unless the business combination is approved in a prescribed manner or certain other requirements are satisfied.

H. STOCK OPTION PLANS

The Company has a 1989 Stock Option Plan for employees and 1992 and 1995 Stock Options Plans for members of the Company's Board of Directors. These plans provide for the granting of 2,120,000 options to employees and 340,000 options to Directors. These options generally vest over a three or four year period and become exercisable in part one year after date of grant and expire at the end of ten years. At December 31, 1999, there were 494,217 options available for future grants.

A summary of the status of the Company's three stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                                                       1999                         1998                       1997
                                           -----------------------------------------------------------------------------------
                                                             Weighted-                  Weighted-                    Weighted-
                                                             Average                    Average                      Average
                                                             Exercise                   Exercise                     Exercise
                                             Shares           Price       Shares          Price         Shares         Price
                                           -----------------------------------------------------------------------------------
Outstanding at beginning
     of year                                1,124,816    $      8.67     1,110,175    $      7.56       978,375    $      6.85
Granted                                       682,500          19.83       131,000          17.66       225,300           9.46
Exercised                                    (123,700)          3.75       (84,552)          7.23       (76,000)          4.04
Canceled                                      (45,575)         10.16       (31,807)         11.15       (17,500)          8.14
                                           -----------------------------------------------------------------------------------
Outstanding at end of year                  1,638,041    $     13.65     1,124,816    $      8.67     1,110,175    $      7.56
                                           =====================================================================================
Options exercisable at year-end               766,391                      723,370                      491,692
Weighted-average fair value
     of options granted during the year    $    14.03                   $    11.16                   $     6.12


The following table summarizes information about options outstanding at December 31, 1999:

                                   Options Outstanding              Options Exercisable
----------------------------------------------------------------------------------------------------------
                                Weighted-
                                 Average        Weighted-                           Weighted-
Range of                        Remaining      Average                            Average
Exercise        Number          Contractual    Exercise          Number           Exercise
 Prices       Outstanding       Life (Yrs)      Price          Exercisable          Price
----------------------------------------------------------------------------------------------------------

 $  0-5           57,800            2.14   $        1.81          57,800        $        1.81
   5-10          664,341            6.07            8.08         580,541                 8.08
  10-28          915,900            9.17           18.45         128,050                13.67
               ------------------------------------------------------------------------------
               1,638,041                                         766,391
               ==============================================================================


At December 31, 1999 2,132,258 shares of common stock are reserved for issuance under the stock options plans.

The Company applies APBO No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the fixed stock option plans to employees except for modifications made in 1999 to certain stock options previously granted to terminated employees, which resulted in expense of $372,000. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                            1999             1998             1997
                                                                        ----------------------------------------------
Net loss                                             As reported          $(395,316)     $(3,758,445)     $(8,560,288)
                                                     Pro forma          $(2,817,515)     $(5,011,723)     $(9,166,993)

Basic and diluted net loss per common share          As reported              $(.04)           $(.44)          $(1.16)
                                                     Pro forma                $(.30)           $(.59)          $(1.25)

For pro forma calculations, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                        1999               1998             1997
                                                     -------------------------------------------
Expected volatility                                      87%                77%              75%
Risk-free interest rates                             4.68 -6.36%       4.31-5.60%       5.71-6.48%
Expected life                                        4 or 5 years      4 or 5 years     4 or 5 years

I.  BUSINESS SEGMENT INFORMATION

The Company operates in one business segment. It is engaged in the development and commercialization of the Company's principal products, the ADCON family, which are medical devices designed to inhibit scarring and adhesion following surgery. The Company sells ADCON products to independent distributors in approximately 30 countries outside the United States and directly to hospitals in the United States. The Company does not have foreign facilities and therefore does not measure operating profit or loss from foreign sales. Domestic and foreign product sales are as follows:

                                            Year ended December 31,
                                            -----------------------
                                       1999             1998              1997
                                    -----------      -----------      ----------
Domestic product sales              $23,243,534      $11,648,214

Foreign  product sales                3,251,226        2,276,992      $1,536,440
                                    -----------      -----------      ----------

Total product sales                 $26,494,760      $13,925,206      $1,536,440
                                    ===========      ===========      ==========


J. RESEARCH COLLABORATION AGREEMENTS

In October 1994, the Company established a research and development collaboration with Janssen Pharmaceutica, N.V. ("Janssen"), a wholly owned subsidiary of Johnson & Johnson, for the discovery and development of compounds suitable for the treatment of Alzheimer's disease. In October 1998, this collaboration was restructured to provide for further research by the Company until May 1999. In May 1999, Janssen ceased funding these research efforts and elected not to renew the research collaboration.

K. RESEARCH, CLINICAL TRIAL, CONSULTING AND LICENSE AGREEMENTS

Since beginning operations, the Company has entered into research agreements and clinical trial agreements with universities and third parties and consulting agreements with scientific advisors. The research agreements require the Company to fund certain research activities, and are generally renewable on an annual basis. In return, the Company has rights to obtain and use exclusive licenses for the results of the research. Under license agreements with various universities, ownership of all patents resulting from research agreements will remain with the universities or researchers. The Company is required to incur all cost associated with applying for and maintaining the patents. The Company generally will obtain exclusive worldwide licensing rights and is required to remit fixed percentages, as defined, of the net selling price of licensed products and royalties received from sublicensees to the universities and researchers. The clinical trial agreements require the Company to fund the performance of specific clinical procedures and the cost of administering the clinical trials.

As of December 31, 1999, minimum commitments under research, clinical trial and consulting agreements are $1,783,850 for 2000.


L. SETTLEMENT OF CLAIM AND CONTINGENCIES

In 1995, a dispute regarding inventorship of the ADCON products and the rights of Case Western Reserve University ("CWRU") to receive royalties from sales of ADCON products arose between the Company and CWRU. After extensive discussions between the Company and CWRU, a complaint was filed by the Company on September 8, 1997 in the United States District Court Northern District of Ohio, Eastern Division ("Court") against CWRU and one of its employees, requesting the Court to confirm that there was no error in the omission of the employee as a named inventor of the Company's patents. The complaint was filed in response to repeated statements to the Company and the general public made by the employee and CWRU alleging that the inventorship of the patent was in error because the employee was not named. The complaint did not seek monetary damages. An agreement in principle was reached between the Company and CWRU in 1997 and the Company recorded a charge of $2,025,000 based on the fair value of the Company's common stock at that time. The Company recorded the offset to the charge as a component of stockholders' equity in 1997 since the settlement was to be made in shares of common stock. In March 1998 the suit was dismissed pursuant to the terms and conditions of a Settlement Agreement among the Company, CWRU and the employee, and the Company issued 200,000 shares of common stock to CWRU and the employee.

In addition, from time to time, the Company is involved in various disputes arising in the ordinary course of business. In management's opinion, the outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


M. YEAR END ADJUSTMENTS (UNAUDITED)

In the fourth quarter of 1999 the Company recorded certain non-recurring and year-end adjustments that reduced selling, general and administrative expenses. In the fourth quarter, the Company settled a claim with a former distributor of ADCON-L for approximately $184,000. The Company had previously recorded an accrual for this loss contingency of $400,000. The Company reduced its bad debt allowance by $347,000 due to a more favorable collection history than originally anticipated. The Company also reduced its year end bonus accrual by $471,000 due to fourth quarter losses caused by the Company being unable to ship ADCON-L to its U.S. customers for the last two months of the year. These changes in estimates were offset by a non-recurring expense of $780,000 related to severance arrangements with former employees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         Information with respect to Directors of the Company is set forth in the Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K, as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K.

         (a) The following documents are filed as a part of this Annual Report on Form 10-K and are included in Part II, Item 8.

         1.       Financial Statements.

                  Report of Independent Auditors

                  Consolidated Balance Sheets at December 31, 1999 and 1998.

                  Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

                  Notes to Consolidated Financial Statements.

         2.       Financial Statement Schedules.

                  Schedule II - Valuation and Qualifying Accounts.

                                                                           Additions
                                                                ------------------------------------
                                                  Balance at                       Charged to Other
                                                  Beginning of  Charged to Costs   Accounts-         Deductions-     Balance at End
Description                                       Period        and Expenses       Describe          Describe        of Period
-----------                                       ------        ------------       --------          --------        ---------
YEAR ENDED DECEMBER 31, 1999
   Reserves and allowances deducted from asset
   accounts:
   Allowances for uncollectible accounts            $602,568      $(347,642)  A                      $194,661  C
                                                                                                     $ 34,265  D     $ 26,000
   Inventory obsolescence reserve                   $382,763      $ 623,739   B                      $244,331  E     $762,171

YEAR ENDED DECEMBER 31, 1998
  Reserves and allowances deducted from asset
   accounts:
   Allowance for uncollectible                     $  41,888     $  560,680                                          $602,568
   Inventory obsolescence reserve                  $ 138,000     $  244,763                                          $382,763



      Note A - Principally the provision for bad debts and sales returns reserve Note B - Principally the provision for obsolete inventory
      Note C - Sales returns written off against allowance
      Note D - Uncollectible accounts written off
      Note E - Inventories written off against the reserve


                  The Company was in the development stage for the year ended December 31, 1997, as principal operations had not commenced. Due to the lack of significant sales, the trade receivable allowances and inventory obsolescence reserve were not significant for the years then ended and have been excluded herein.

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

4.2 Amendment No. 1, dated as of November 17, 1999, to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as rights agent, is incorporated by reference to Exhibit 4.1 of the Company's Form 8-A/A Amended Registration Statement filed on November 19, 1999 (File No. 000-20096).

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

*10.7 The Company's Amended and Restated 1989 Stock Option Plan is incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 1998 (File No. 0-20096).

*10.8 The Company's 1992 Directors Stock Option Plan is incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33- 96460).

*10.9 The Company's Amended and Restated 1995 Nonemployee Directors Stock Option Plan is incorporated by reference to Exhibit B of the Company's Proxy Statements on Schedule 14A for the fiscal year ended December 31, 1998 (File No. 0-20096).

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT

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

10.14 Seventh Amended and Restated Rights of First Refusal, Co-Sale and Registration Rights Agreement is incorporated by reference to Exhibit
         4.8 of the Company's Amendment No. 2 to Form S-1 Registration Statement filed October 10, 1995 (Registration No. 33-96460).

10.15 Amended Form of Distribution Agreement between the Company and various of its distributors is incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-20096).

*10.16 Employment letter between the Company and Michael A. Zupon, Ph.D., dated April 19, 1993 is incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-20096).

10.17 Development and Exclusive License Agreement, dated December 10, 1996, between the Company and Chugai Pharmaceutical Company, Ltd. is incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-20096).

10.18    Form of Indemnification Agreement is incorporated by reference to
         Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-20096).

10.19 Form of U.S. Manufacturer's Representative Agreement is incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 0-20096).

10.20 Research Agreement, dated as of October 13, 1998, between the Company and Janssen Pharmaceutica, N.V. is incorporated by reference to Exhibit
         10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-20096).

10.21 Research Collaboration, Option and License Agreement, dated as of December 23, 1999, by and between the Company and Abgenix, Inc. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment).

*10.22   Form of Severance Agreement.

EXHIBIT
NUMBER                          DESCRIPTION OF DOCUMENT

*10.23 Separation Agreement and General Release, dated December 7, 1999, by and between the Company and Jon D. Schoeler.

*10.24 Separation Agreement and General Release, dated January 12, 2000, by and between the Company and John A. Redmond.

21.1     Subsidiaries of the Company.

23.1     Consent of Ernst & Young LLP.

24.1     Powers of Attorney.

27.1     Financial Data Schedule.

 * Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

(b)      Reports on Form 8-K.

         During the quarter ended December 31, 1999, the Company filed one Current Report on Form 8-K, dated as of November 17, 1999 relating to an amendment to the Rights Agreement, dated as of July 1, 1997, between the Company and American Stock Transfer & Trust Company, as rights agent.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  GLIATECH INC.

                                                  BY: /s/ RODNEY E. DAUSCH
                                                  Rodney E. Dausch
                                                  Executive Vice President and
Chief Financial Officer
                                                  DATE: March 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                            TITLE                           DATE
---------                                            -----                           ----
                   *
Thomas O. Oesterling, Ph.D.             Chairman and Chief Executive            March 30, 2000
                                        Officer (Principal Executive
                                        Officer) and Director
/s/ RODNEY E. DAUSCH
Rodney E. Dausch                        Executive Vice President and Chief      March 30, 2000
                                        Financial Officer (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)
                   *
Robert P. Pinkas                        Director                                March 30, 2000
                   *
William A. Clarke                       Director                                March 30, 2000
                   *
Theodore E. Haigler, Jr.                Director                                March 30, 2000
                   *
Ronald D. Henriksen                     Director                                March 30, 2000
                   *
Irving S. Shapiro                       Director                                March 30, 2000
                   *
John L. Ufheil                          Director                                March 30, 2000


* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:      /s/ RODNEY E. DAUSCH                                     March 30, 2000
         RODNEY E. DAUSCH, ATTORNEY-IN-FACT

                                  EXHIBIT INDEX

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

4.2 Amendment No. 1, dated as of November 17, 1999, to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as rights agent, is incorporated by reference to Exhibit 4.1 of the Company's Form 8-A/A Amended Registration Statement filed on November 19, 1999 (File No. 0-20096).

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

*10.7 The Company's Amended and Restated 1989 Stock Option Plan is incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 1998 (File No. 0-20096).

*10.8 The Company's 1992 Directors Stock Option Plan is incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement filed September 1, 1995 (Registration No. 33- 96460).

*10.9 The Company's Amended and Restated 1995 Nonemployee Directors Stock Option Plan is incorporated by reference to Exhibit B of the Company's Proxy Statements on Schedule 14A for the fiscal year ended December 31, 1998 (File No. 0-20096).

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT

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

10.14 Seventh Amended and Restated Rights of First Refusal, Co-Sale and Registration Rights Agreement is incorporated by reference to Exhibit
         4.8 of the Company's Amendment No. 2 to Form S-1 Registration Statement filed October 10, 1995 (Registration No. 33-96460).

10.15 Amended Form of Distribution Agreement between the Company and various of its distributors is incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-20096).

*10.16 Employment letter between the Company and Michael A. Zupon, Ph.D., dated April 19, 1993 is incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-20096).

10.17 Development and Exclusive License Agreement, dated December 10, 1996, between the Company and Chugai Pharmaceutical Company, Ltd. is incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-20096).

10.18    Form of Indemnification Agreement is incorporated by reference to
         Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-20096).

10.19 Form of U.S. Manufacturer's Representative Agreement is incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 0-20096).

10.20 Research Agreement, dated as of October 13, 1998, between the Company and Janssen Pharmaceutica, N.V. is incorporated by reference to Exhibit
         10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-20096).

10.21 Research Collaboration, Option and License Agreement, dated as of December 23, 1999, by and between the Company and Abgenix, Inc. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment).

*10.22   Form of Severance Agreement.

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT

*10.23 Separation Agreement and General Release, dated December 7, 1999, by and between the Company and Jon D. Schoeler.

*10.24 Separation Agreement and General Release, dated January 12, 2000, by and between the Company and John A. Redmond.

21.1     Subsidiaries of the Company.

23.1     Consent of Ernst & Young LLP.

24.1     Powers of Attorney.

27.1     Financial Data Schedule.

 * Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.