Form 10-Q
period 2000-03-31
GLIATECH INC
filed 2000-05-15
CIK 885741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (mark one)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

The number of shares outstanding of the registrant's Common Stock, $0.01 par value per share, as of May 9, 2000 was 9,511,087 shares.

                         GLIATECH INC. AND SUBSIDIARIES

                                      INDEX

PART I.                        FINANCIAL INFORMATION                    PAGE
                                                                        ----

Item 1    Financial Statements:

          Consolidated Balance Sheets -
          March 31, 2000 and December 31, 1999 (unaudited)

          Consolidated Statements of Income -
          for the three months ended March 31, 2000 and 1999 (unaudited)

          Consolidated Statements of Cash Flows -
          for the three months ended March 31, 2000 and 1999 (unaudited)

          Notes to Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3    Quantitative and Qualitative Disclosures About Market Risk

PART II.                   OTHER INFORMATION

Item 1    Legal Proceedings

Item 6    Exhibits and Reports on Form 8-K



                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         GLIATECH INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                                                                                      MARCH 31,             DECEMBER 31,
                                                                                        2000                     1999
                                                                                   ------------             ------------

ASSETS
Current assets:
        Cash and cash equivalents                                                  $  7,555,685             $  3,350,245
        Short-term investments                                                        8,070,543               15,750,620
        Accounts receivable, net                                                      3,109,233                  899,696
        Government grants receivable                                                    656,360                  413,608
        Inventories                                                                   5,358,696                5,353,696
        Prepaid expenses and other                                                      737,578                  824,720
                                                                                   ------------             ------------

Total current assets                                                                 25,488,095               26,592,585

Long term investments                                                                 1,706,961                1,712,790
Property and equipment, net                                                           3,353,939                3,232,712
Other assets, net                                                                       898,609                  845,668
                                                                                   ------------             ------------

TOTAL ASSETS                                                                       $ 31,447,604             $ 32,383,755
                                                                                   ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:

        Accounts payable                                                           $    802,825             $  1,129,470
        Accrued expenses                                                              1,853,890                2,084,490
        Accrued research contracts                                                      331,692                  485,470
        Accrued compensation                                                            162,999                  207,558
        Accrued clinical trial costs                                                  1,532,124                2,085,011
                                                                                   ------------             ------------

        Total current liabilities                                                     4,683,530                5,991,999

Stockholders' equity:
        Common stock                                                                     95,756                   95,536
        Additional paid-in capital                                                   74,224,279               73,967,823
        Treasury stock (75,000 shares at cost)                                       (1,448,950)              (1,448,950)
        Accumulated other comprehensive loss                                            (56,434)                 (54,839)
        Accumulated deficit                                                         (46,050,577)             (46,167,814)
                                                                                   ------------             ------------

        Total stockholders' equity                                                   26,764,074               26,391,756
                                                                                   ------------             ------------

        TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                  $ 31,447,604             $ 32,383,755
                                                                                   ============             ============








See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                   --------------------------------------
                                                                       2000                      1999
                                                                   -----------                -----------


REVENUES
Product sales                                                      $ 6,831,536                $ 7,756,270
Research contracts and licensing fees                                                             342,796
Government grants                                                      242,752                    185,683
                                                                   -----------                -----------
          Total revenues                                             7,074,288                  8,284,749

OPERATING COSTS AND EXPENSES

Cost of products sold                                                1,202,134                  1,147,130
Research and development                                             2,572,916                  3,940,369
Selling, general and administrative                                  3,452,239                  2,976,276
                                                                   -----------                -----------
          Total operating costs and expenses                         7,227,289                  8,063,775
                                                                   -----------                -----------
Operating (loss) income                                               (153,001)                   220,974
Interest income, net                                                   270,238                    253,268
                                                                   -----------                -----------
NET INCOME                                                         $   117,237                $   474,242
                                                                   ===========                ===========

Earnings per share

          Basic                                                    $      0.01                $      0.05
          Diluted                                                  $      0.01                $      0.05
                                                                   ===========                ===========

Average shares outstanding

          Basic                                                      9,489,341                  9,429,875
          Diluted                                                    9,698,465                 10,154,459
                                                                   ===========                ===========








See notes to consolidated financial statements.


                                                   GLIATECH INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (unaudited)



                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                      2000                  1999
                                                                                                  -----------           -----------

Operating activities

Net income                                                                                        $   117,237           $   474,242
Adjustments to reconcile net loss to net cash used in (provided by)
  operating activities:
        Depreciation and amortization                                                                 159,049               125,467
        Patent cost write-off                                                                                               178,122
        Provision (credit) for losses on accounts receivable                                           16,666               (52,396)
        Compensation from issuance of stock and stock options                                          52,313               176,600
        Changes in operating assets and liabilities:
            Accounts receivable                                                                    (2,226,203)             (455,540)
            Inventories                                                                                (5,000)             (522,018)
            Government grants receivable and other assets                                            (155,610)              534,921
            Accounts payable and other accrued expenses                                              (601,808)             (359,555)
            Deferred contract research revenue                                                                             (342,796)
            Other liabilities                                                                        (706,665)              486,131
                                                                                                  -----------           -----------
Net cash used in (provided by) operating activities                                                (3,350,021)              243,178
INVESTING ACTIVITIES

Sale (purchase) of investments, net                                                                 7,684,311              (974,318)
Payment for patent rights and trademarks                                                              (57,304)              (71,453)
Purchase of property and equipment                                                                   (275,909)             (627,656)
                                                                                                  -----------           -----------
Net cash provided by (used in)  investing activities                                                7,351,098            (1,673,427)
FINANCING ACTIVITIES

Proceeds from exercise of stock options                                                               204,363               252,417
                                                                                                  -----------           -----------
Net cash provided by financing activities                                                             204,363               252,417
                                                                                                  -----------           -----------

Increase/(decrease) in cash and cash equivalents                                                    4,205,440            (1,177,832)
Cash and cash equivalents at beginning of period                                                    3,350,245             4,731,814
                                                                                                  -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 7,555,685           $ 3,553,982
                                                                                                  ===========           ===========











See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Gliatech Inc. for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission.

Note 2.  Inventories

Inventories consist of:
                                             March 30,             December 31,
                                               2000                     1999
                                            -----------------------------------

                   Raw material             $4,154,195             $4,549,976
                   Work in process           1,010,307                205,007
                   Finished goods              194,194                598,713
                                            ----------             ----------
                                            $5,358,696             $5,353,696
                                            ==========             ==========




Note 3.   Business Segment

The Company operates in one business segment. The Company is engaged in the discovery and development of biosurgical and therapeutic products to improve surgical outcomes and to treat neurological disorders. The Company's principal products are the ADCON(R) family of products, which are medical devices designed to inhibit excess postsurgical scarring and adhesion following surgery. The Company sells ADCON(R) products through independent medical device distributors in approximately 30 countries outside the United States and directly to hospitals in the United States. The Company does not have foreign facilities and therefore does not measure operating profit or loss from foreign sales.

Domestic and foreign product sales are as follows:

                                             Three Months Ended
                                                  March 31,
                                 ------------------------------------------
                                    2000                           1999
                                 ----------                     ----------
Domestic product sales           $5,859,340                     $6,831,494
Foreign product sales               972,196                        924,776
                                 ----------                     ----------
Total product sales              $6,831,536                     $7,756,270
                                 ==========                     ==========





Note 4.   Comprehensive Income

The components of comprehensive income are as follows:

                                             Three Months Ended
                                                  March 31,
                                   --------------------------------------
                                      2000                          1999
                                   ----------                    --------
Net income                         $ 117,237                     $474,242
Unrealized loss on investments        (1,595)
                                   ---------                     --------
Total comprehensive income         $ 115,642                     $474,242
                                   =========                     ========


The components of accumulated other comprehensive loss are as follows:

                                            March 30,              December 31,
                                             2000                     1999
                                           --------                ------------
Unrealized loss on investments             $(56,434)               $(54,839)

                                           --------                --------
Accumulated other comprehensive loss       $(56,434)               $(54,839)
                                           =========               =========

Note 5.   Earnings Per Share Calculation

The following table sets forth the computation of basic and diluted earnings per share

                                                                          Three Months Ended
                                                                               March 31,
                                                                    2000                        1999
                                                                  ----------                -----------



Basic Earnings Per Share Computation
------------------------------------

Net Income                                                        $  117,237                $   474,242
                                                                  ==========                ===========

Average Common Shares outstanding                                  9,489,341                  9,429,875
                                                                  ==========                ===========

Basic Earnings Per Share                                          $      .01                $       .05
                                                                  ==========                ===========


Diluted Earnings Per Share Computation
--------------------------------------

Net Income                                                        $  117,237                $   474,242
                                                                  ==========                ===========

Basic Shares Outstanding                                           9,489,341                  9,429,875

Stock Options Calculated Under the Treasury
Stock Method                                                         209,124                    724,585
                                                                  ----------                -----------

Total Shares                                                       9,698,465                 10,154,459
                                                                  ==========                ===========

Diluted Earnings Per Share                                        $      .01                $       .05
                                                                  ==========                ===========


ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is engaged in the discovery and development of biosurgical and therapeutic products to improve surgical outcomes and to treat neurological disorders. The biosurgical products include the ADCON family of products, which are proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit surgical scarring and adhesions. The Company is also pursuing the development of other biosurgical products and small molecule drug candidates for the treatment of several neurological disorders, including Attention Deficit Hyperactive Disorder ("ADHD"), sleep disorders, anxiety, schizophrenia and Alzheimer Disease ("AD"). The Company anticipates that a significant portion of revenue from product sales will be derived from its ADCON family of products, primarily ADCON-L. Based on European pivotal clinical studies and other compliance efforts and submission of data, the Company obtained regulatory clearance to affix CE Marking on ADCON-L and ADCON-T/N in August 1995 and January 1996, respectively, thereby allowing ADCON-L and ADCON-T/N to be marketed in the 19 European countries which recognize CE Marking for lumbar disc surgery and tendon and peripheral nerve surgeries, respectively. The Company is currently marketing ADCON-L and ADCON-T/N through independent medical device distributors in approximately 30 countries outside the United States, including the major countries in the European Union pursuant to its CE Marking. The Company also commenced sales of ADCON-L in the United States in June 1998. In September 1999, the Food and Drug Administration ("FDA") issued a warning letter to European Medical Contract Manufacturing ("EMCM"), the Company's third party manufacturing contractor located in the Netherlands, which led to an import ban on all ADCON-L shipments to the United States. After a successful re-inspection of EMCM facilities, the import ban was lifted in December 1999 and the Company resumed shipments of ADCON-L to the United States in January 2000. In addition, the Company signed a development and exclusive license agreement in December 1996 with Chugai for the sale of ADCON-L and ADCON-T/N in Japan.

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

RESULTS OF OPERATIONS

For the three month period ended March 31, 2000 and 1999.

REVENUES

Total revenues decreased by 14.6% to $7.1 million in the first quarter of 2000 from $8.3 million in the first quarter of 1999. The decrease in total revenues is primarily the result of a decrease in product sales, which decreased to $6.8 million in the first quarter of 2000 from $7.8 million in the first quarter of 1999. This decrease in sales resulted primarily from the unavailability of ADCON(R)-L for sale in the United States until the end of January 2000. The decrease in total revenues was also due to no research contract revenues during this period because, as of June 1999, Janssen was no longer funding the collaboration efforts with the Company.

The decrease in revenues was slightly offset by the Company's government-funded grant revenues, which increased to $242,752 in the first quarter of 2000 from $185,683 in the first quarter of 1999. This increase is the result of the Company having two Phase II Small Business Innovation Research ("SBIR") grants.

OPERATING COSTS AND EXPENSES

Total operating expenses decreased by 10.4% to $7.2 million in the first quarter of 2000, compared to $8.1 million in the first quarter of 1999. Cost of products sold increased to $1.2 million in the first quarter of 2000 compared to $1.1 million in the first quarter of 1999, and increased, as a percentage of product sales, in the first quarter of 2000 to 17.6% from 14.8% in the first quarter of 1999. The percentage increase in the first quarter of 2000 is primarily due to startup costs associated with the Company's new manufacturing plant in Solon, Ohio, which is currently undergoing validation testing.

Research and development expenses decreased by 34.7 % to $2.6 million in the first quarter of 2000 from $3.9 million in the first quarter of 1999. This decrease was primarily in clinical development costs due to: i) the ADCON(R)-P pivotal trial nearing completion in patient enrollment resulting in a lesser cost incurred during the first quarter of 2000 versus the first quarter of 1999 and ii) the pilot studies for ADCON(R)-A (for inhibition of postsurgical scarring and adhesion following abdominal or colorectal surgeries) and ADCON(R)-L gel (for inhibition of postsurgical scarring and adhesion following breast augmentation surgery) were fully enrolled and expensed by the end of fiscal 1999.

Selling, general and administrative expenses increased 16.0% to $3.5 million in the first quarter of 2000 compared to $3.0 million in the first quarter of 1999. This increase was primarily due to an increase in the sales and marketing expenses incurred in connection with the successful relaunch of ADCON(R)-L in the U.S.

INTEREST INCOME

Interest income, net increased by 6.7% to $270,238 in the first quarter of 2000 from $253,268 in the first quarter of 1999.


NET INCOME

Gliatech's net income decreased by 75.3% to $117,237 in the first quarter of 2000, compared to a net income of $474,242 in the first quarter of 1999. The decrease in net income is primarily from the unavailability of ADCON(R)-L for sales in the United States until the end of January 2000. The basic and diluted earnings per common share was $0.01 in the first quarter of 2000, compared to a net income per common share of $0.05 in the first quarter of 1999.

CONSOLIDATED BALANCE SHEETS

Accounts receivable increased by $2.2 million to $3.1 million at March 31, 2000, compared to $.9 million at December 31, 1999. This increase was due to the Company resuming shipments of ADCON(R)-L in the United States in January 2000.

LIQUIDITY AND CAPITAL RESOURCES

In order to preserve principal and maintain liquidity, the Company's funds are invested primarily in commercial paper and other short-term investments. As of March 31, 2000 and December 31, 1999, the Company's cash and cash equivalents, short-term and long-term investments totaled $17.3 million and $20.8 million, respectively. The Company expects that its existing capital resources, interest earned thereon, and product sales will enable the Company to maintain its current and planned operations for the foreseeable future.

Prior to the commercialization of ADCON-L in the United States, the Company historically financed its operations primarily through the private placement and public offering of its equity securities, research contract licensing fees, and, to a lesser extent, through federally sponsored research grants. The Company also has established a $1.5 million line of credit with a bank. As of March 31, 2000, the Company had no borrowings against the line of credit.

The Company may need to raise substantial additional capital to fund its operations. The Company's future capital requirements will depend on, and could increase as a result of many factors, including, but not limited to, the cost for commercialization of ADCON-L, the commercialization success of its ADCON family of products, the progress of the Company's research and development, including the costs related to its Cognition Modulation, Perceptin, AD, schizophrenia and other neurological disorders programs, the scope, timing and results of preclinical studies and clinical trials, the cost and timing of obtaining regulatory approvals, the Company's success in obtaining the strategic alliances required to fund certain of its programs, the rate of technological advances, determinations as to the commercial potential of certain of the Company's product candidates, the status of competitive products and the establishment of additional manufacturing capacity.

In the second quarter of 1999 the Company was awarded a third Phase II SBIR Program grant from the National Cancer Institute ("NCI"), a division of the NIH, for the research of inhibition of postoperative gynecological adhesions. In September 1998, the Company was awarded a Phase II SBIR Program grant from the NINDS for research evaluating H (3) agonists. Each of these Phase II grants has a two-year term and each may provide as much as approximately $750,000 in funding. In February 1997 the Company was awarded a two-year Phase II SBIR Program grant from NINDS for research evaluating histamine H (3) receptor antagonists to treat ADHD, which may provide as much as $750,000 in funding. If the Company is successful in other Phase I research, additional Phase II awards may be sought for funding to aid in further development of pharmaceutical compounds, however, there is no assurance that such Phase I research will be successful or that additional funding will be obtained.

While the Company had a positive cash flow for the first quarter of 2000 it may not be indicative of future quarters due to the substantial costs for commercialization of ADCON-L, additional research and development costs for its other biosurgical products and costs related to its neurosurgical disorders programs, preclinical testing, clinical trials and operating expenses associated with supporting such activities. The Company's ability to generate a positive cash flow from operations is dependent upon several factors, including the timing and content of decisions by the FDA.

The Company from time to time is involved in various stages of discussion or negotiation regarding acquisitions or mergers and from time to time other strategic alternatives. As of the date hereof, the Company has not entered into any definitive agreement with respect to any such transaction or other strategic alternative.


EURO CONVERSION.

On January 1, 1999, eleven of the fifteen countries (the "Participating Countries") that are members of the European Union established a new uniform currency known as the "Euro." The currencies existing prior to such date in the Participating Countries will be phased out during the transition period commencing January 1, 1999 and ending January 1, 2002. During such transition period both the Euro and the existing currencies will be available in the Participating Countries. Although certain of the Company's products are being sold in the Participating Countries through independent distributors, the Company receives revenues from such sales in U.S. dollars. As a result, the

Company does not anticipate that the introduction and use of the Euro will materially affect the Company's business, prospects, results of operations or financial condition

FORWARD-LOOKING STATEMENTS. Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements." When used in this Form 10-Q, the words "believes," "anticipates," "expects," "intends" and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of the Company to be different from expectations expressed or implied by such forward-looking statements. Such factors included, but are not limited to, commercial uncertainty of market acceptance of the Company's ADCON(R) family of products, including the timing and content of decisions made by the FDA, commercial uncertainty of the market acceptance of the Company's ADCON(R) family of products, delays in product development of additional ADCON(R) products, uncertainty of outcomes of future FDA audits and inspections, uncertainty due to the early stage of development for the neurological disorder programs, the possible need for additional funding, the ability the Company to establish and maintain collaborative arrangements with others, the potential market size of ADCON(R) products, the ability to extend research collaborations, uncertainties relating to the integration and completion of any strategic alternative, the productivity of distributors of the ADCON(R) products, the uncertainty of shortages of supply of ADCON(R) products from the Company's sole manufacturer, the ability of the Company to commence manufacturing of its ADCON(R) products at its manufacturing facility located in the United States, the lack of supply of raw materials for the Company's products, uncertainty of future profitability, uncertainties related to the Company's proprietary rights in its products, the loss of key management, and personnel and technological change. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of other assumptions, risks, uncertainties, general economic and business conditions, and the business opportunities (or lack thereof) that may be presented to and pursued by the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1     Amended Form of U.S. Manufacturer's Representative Agreement

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

Date: May 15, 2000        GLIATECH INC.




                          By:   /s/Rodney E. Dausch
                              ------------------------------------------------
                              Rodney E. Dausch
                              Executive Vice President, Chief Financial Officer
                                  and Secretary
                              (Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.        Description of Exhibit                      Page Number
-----------        ----------------------                      -----------

10.1               Amended Form of U.S. Manufacturer's              16
                    Representative Agreement

27.1               Financial Data Schedule                          17