Form 10-Q
period 2000-06-30
GLIATECH INC
filed 2000-08-14
CIK 885741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

The number of shares outstanding of the registrant's Common Stock, $0.01 par value per share, as of August 9, 2000 was 9,581,806 shares.

                         GLIATECH INC. AND SUBSIDIARIES

                                      INDEX


PART I.       FINANCIAL INFORMATION                                        PAGE
                                                                           ----

Item 1        Financial Statements: (unaudited)

              Consolidated Balance Sheets -                                 1
              June 30, 2000 and December 31, 1999

              Consolidated Statements of Operations -
              for the three months  and six months ended
              June 30, 2000 and 1999                                        2

              Consolidated Statements of Cash Flows -
              for the six months ended June 30, 2000 and 1999               3

              Notes to Consolidated Financial Statements                   4-9

Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations               10-15

Item 3        Quantitative and Qualitative Disclosures
              About Market Risk                                             16


PART II.      OTHER INFORMATION

Item 1        Legal Proceedings                                             17

Item 4        Submission of Matters to a Vote of
              Security-Holder                                               18

Item 6        Exhibits and Reports on Form 8-K                              19

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         GLIATECH INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                  JUNE 30,                   DECEMBER 31,
                                                                                   2000                         1999
                                                                                 -----------                  -----------

ASSETS
Current assets:
        Cash and cash equivalents                                                $ 4,936,523                  $ 3,350,245
        Short-term investments                                                    10,178,335                   15,750,620
        Accounts receivable, net                                                   3,622,241                      899,696
        Government grants receivable                                                 277,838                      413,608
        Inventories, net                                                           5,812,064                    5,353,696
        Prepaid expenses and other                                                   921,899                      824,720
                                                                                 -----------                  -----------

Total current assets                                                              25,748,900                   26,592,585

Long term investments                                                              1,711,552                    1,712,790
Property and equipment, net                                                        3,430,614                    3,232,712
Other assets, net                                                                    951,050                      845,668
                                                                                 -----------                  -----------

TOTAL ASSETS                                                                     $31,842,116                  $32,383,755
                                                                                 ===========                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                          $1,383,201                   $1,129,470
        Accrued expenses                                                           1,372,460                    2,084,490
        Accrued research contracts                                                   194,249                      485,470
        Accrued compensation                                                         333,600                      207,558
        Accrued clinical trial costs                                               1,447,719                    2,085,011
                                                                                 -----------                  -----------

        Total current liabilities                                                  4,731,229                    5,991,999

Stockholders' equity:
        Common stock                                                                  95,877                       95,536
        Additional paid-in capital                                                73,876,255                   73,967,823
        Treasury stock at cost, 27,500 and 75,000 shares at
               June 30, 2000 and December 31, 1999, respectively                    (531,280)                  (1,448,950)
        Accumulated other comprehensive loss                                         (49,422)                     (54,839)
        Accumulated deficit                                                      (46,280,543)                 (46,167,814)
                                                                                 -----------                  -----------

        Total stockholders' equity                                                27,110,887                   26,391,756
                                                                                 -----------                  -----------
        TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                $31,842,116                  $32,383,755
                                                                                 ===========                  ===========


See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                   THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                         JUNE 30                                 JUNE 30
                                                              -------------------------------       --------------------------------
                                                                 2000               1999                 2000               1999
                                                              -------------     -------------       ------------        ------------


REVENUES
Product sales                                                  $ 7,035,345        $ 7,929,085       $ 13,866,881        $ 15,685,355
Research contracts and licensing fees                                    -            171,398                  -             514,194
Government grants                                                  242,752            245,168            485,504             430,851
                                                               -----------        -----------       ------------        ------------
          Total revenues                                         7,278,097          8,345,651         14,352,385          16,630,400

OPERATING COSTS AND EXPENSES
Cost of products sold                                            1,164,927          1,147,525          2,367,061           2,294,655
Research and development                                         3,229,933          3,360,182          5,802,849           7,300,551
Selling, general and administrative                              3,384,941          3,194,393          6,837,180           6,170,669
                                                               -----------        -----------       ------------        ------------
          Total operating costs and expenses                     7,779,801          7,702,100         15,007,090          15,765,875
                                                               -----------        -----------       ------------        ------------
Operating (loss) income                                           (501,704)           643,551           (654,705)            864,525
Interest income, net                                               271,738            306,818            541,976             560,086
                                                               -----------        -----------       ------------        ------------
NET (LOSS) INCOME                                              $  (229,966)       $   950,369       $   (112,729)       $  1,424,611
                                                               ===========        ===========       ============        ============

(Loss) Earnings per share
          Basic                                                    $ (0.02)            $ 0.10            $ (0.01)             $ 0.15
                                                               ===========        ===========       ============        ============
          Diluted                                                  $ (0.02)            $ 0.09            $ (0.01)             $ 0.14
                                                               ===========        ===========       ============        ============

Average shares outstanding
          Basic                                                  9,519,949          9,498,917          9,505,232           9,463,663
                                                               ===========        ===========       ============        ============
          Diluted                                                9,519,949         10,104,888          9,505,232          10,128,941
                                                               ===========        ===========       ============        ============


See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                       2000                       1999
                                                                                    ----------                -----------

Operating activities
Net (loss) income                                                                    ($112,729)                $1,424,611
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Depreciation and amortization                                                  325,723                    275,006
        Patent cost write-off                                                                                     178,122
        Provision (credit) for losses on accounts receivable                            16,666                    (82,770)
        Compensation from issuance of stock and stock options                          103,276                    187,400
        Gain on sale of investments                                                     (9,093)                         -
        Changes in operating assets and liabilities:
            Accounts receivable                                                     (2,739,211)                  (568,847)
            Inventories                                                               (458,368)                (1,064,819)
            Government grants receivable and other assets                               38,591                    500,141
            Accounts payable and other accrued expenses                               (332,257)                    57,603
            Deferred contract research revenue                                                                   (514,194)
            Other liabilities                                                         (928,513)                   730,763
                                                                                    ----------                -----------
Net cash (used in) provided by operating activities                                 (4,095,915)                 1,123,016
INVESTING ACTIVITIES
Sale of investments                                                                 12,087,523                 15,100,000
Purchase of investments                                                             (6,499,490)               (12,585,767)
Payment for patent rights and trademarks                                              (114,108)                  (128,913)
Purchase of property and equipment                                                    (514,898)                (1,282,610)
                                                                                    ----------                -----------
Net cash  provided by  investing activities                                          4,959,027                  1,102,710
FINANCING ACTIVITIES
Proceeds from exercise of stock options                                                723,166                    320,036
                                                                                    ----------                -----------
Net cash provided by financing activities                                              723,166                    320,036
                                                                                    ----------                -----------

Increase in cash and cash equivalents                                                1,586,278                  2,545,762
Cash and cash equivalents at beginning of period                                     3,350,245                  4,731,814
                                                                                    ----------                -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $4,936,523                 $7,277,576
                                                                                    ==========                ===========


See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Gliatech Inc. for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission. Certain fiscal 1999 amounts have been reclassified to conform with the fiscal 2000 presentation.


Note 2.  Investments

Short-term and long-term investments at June 30, 2000 and December 31, 1999 are as follows:

                                                                    Gross Unrealized
June 30, 2000                     Amortized Cost        Holding Gain         Holding Loss         Fair Value
-------------                     --------------        ------------         ------------         ----------

Available-for-sale:

Corporate debt securities           $ 9,739,309          $ 5,775               $(24,322)          $ 9,720,762
U.S. Treasury securities              2,200,000                0                (30,875)            2,169,125
                                    -----------          -------               ---------          -----------
                                    $11,939,309          $ 5,775               $(55,197)          $11,889,887
                                    ===========          =======               =========          ===========


December 31, 1999

Available-for-sale:

Corporate debt securities            14,822,004            1,880                (18,657)           14,805,227
U.S. Treasury securities              2,696,245                0                (38,062)            2,658,183
                                    -----------          -------                -------           -----------
                                    $17,518,249          $ 1,880               $(56,719)          $17,463,410
                                    ===========          =======               =========          ===========

All of the Company's investments are classified as available-for-sale. Such investments are stated at fair value with unrealized holding gains and losses charged or credited to shareholders' equity.

Realized gains and losses on available-for-sale securities are determined on a specific identification basis. Any decline in market value below cost that is determined to be other than temporary is an impairment that would result in a reduction in the carrying amount to fair value. Such impairment, if any, is charged to current earnings and an adjusted cost for the security is established.

Investments with maturity dates of less than one year are classified as short-term; investments with maturity dates of more than one year are classified as long-term.

Maturities of short-term and long-term investments classified as available-for-sale securities at June 30, 2000 were as follows:

June 30, 2000                            Amortized Cost                         Fair Value
-------------                            --------------                         ----------

Due in 1 year or less                    $10,198,691                            $10,178,335
Due in 1-3 years                           1,740,618                              1,711,552
                                         -----------                            -----------
                                         $11,939,309                            $11,889,887
                                         ===========                            ===========



Note 3.  Inventories

At June 30, 2000 and December 31, 1999, inventories, net of reserves, consisted of:

                                                                June 30,              December 31,
                                                                  2000                    1999
                                                              ------------------------------------

                  Raw material                                $3,427,257                $4,549,976
                  Work in process                              1,570,724                   205,007
                  Finished goods                                 814,083                   598,713
                                                            ------------                ----------
                                                              $5,812,064                $5,353,696
                                                              ==========                ==========

The Company records reserves for obsolete and impaired inventory when items are identified that will not meet either the Company's quality or regulatory validation requirements.

Note 4.   Other Assets

At June 30, 2000 and December 31, 1999, other assets consisted of:

                                                                        June 30,               December 31,
                                                                          2000                     1999
                                                                       -------------------------------------

Patent rights, net of accumulated amortization of  $130,950
   at June 30, 2000 and $124,722 at December 31, 1999                  $899,156                 $791,139
Trademark cost, net of accumulated amortization of  $27,500
   at June 30, 2000 and $25,000 at December 31, 1999                     39,559                   40,241
Other                                                                    12,335                   14,286
                                                                       --------                 --------
                                                                       $951,050                 $845,668
                                                                       ========                 ========


Patent rights are amortized on the straight-line basis over the shorter of the estimated useful life of the patented technology or seventeen years, beginning at the time the patent is granted. The Company reviews its patents to determine if the expected future operating cash flows to be derived from the patents are less than the carrying value and, if an impairment has occurred, the patent is written-down to its expected future cash flows or if the patent is abandoned, it is written-off in its entirety. Patent expense due to impairments or abandonments was $0 and $178,122 for the six months ended June 30, 2000 and 1999, respectively.

Trademark costs are amortized on the straight-line basis over the shorter of the estimated useful life of the trademark or ten years, beginning at the time the trademark is granted.


Note 5.    Business Segment

The Company operates in one business segment. The Company is engaged in the discovery and development of biosurgical and therapeutic products to improve surgical outcomes and to treat neurological disorders. The Company's principal products are the ADCON(R) family of products, which are medical devices designed to inhibit excess scarring and adhesion following surgery. The Company sells ADCON(R) products through independent medical device distributors in approximately 30 countries outside the United States and directly to hospitals in the United States. The Company does not have foreign facilities and therefore does not measure operating profit or loss from foreign sales.

Domestic and foreign product sales are as follows:

                                           Three Months Ended                           Six Months Ended
                                                June 30,                                    June 30,
                                      ---------------------------                 ----------------------------
                                          2000              1999                     2000             1999
                                      ----------       ----------                 ---------        -----------
Domestic                              $5,853,131       $7,085,620                 $11,712,471      $13,917,114
Foreign                                1,182,214          843,465                   2,154,410        1,768,241
                                      ----------       ----------                 -----------      -----------
Total                                 $7,035,345       $7,929,085                 $13,866,881      $15,685,355
                                      ==========       ==========                 ===========      ===========

Note 6.  Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

                                                 Three Months Ended                   Six Months Ended
                                                      June 30,                            June 30,
                                             ---------------------------        ---------------------------
                                                  2000           1999              2000             1999
                                             -----------      ----------        ----------       -----------
Net (loss) income                            $  (229,966)     $  950,369        $ (112,729)      $ 1,424,611
Unrealized gain on investments                     7,012                             5,417
                                             -----------      ----------        ----------       -----------
Total comprehensive income (loss)            $  (222,954)     $  950,369        $ (107,312)      $ 1,424,611
                                             ===========      ==========        ==========       ===========


Accumulated other comprehensive loss, which is shown as a separate charge to shareholders' equity, was $(49,422) and $(54,839) at June 30, 2000 and December 31, 1999, respectively, and consists entirely of unrealized losses on investments.


Note 7.   Earnings Per Share Calculation

The following table sets forth the computation of basic and diluted earnings per share

                                          Three Months Ended                   Six Months Ended
                                              June 30,                             June 30,
                                       2000              1999                  2000            1999
                                    ------------      -----------           ----------       ----------
Basic Earnings Per Share Computation

Net (Loss) Income                   $  (229,966)      $   950,369           $ (112,729)      $1,424,611
                                    ============      ===========           ==========       ==========

Average Common
     Shares outstanding                9,519,949        9,498,917            9,505,232        9,463,663
                                    ============      ===========            =========        =========

Basic (Loss) Earnings Per Share     $      (0.02)     $      0.10            $    (.01)       $    0.15
                                    ============      ===========            =========        =========

                                          Three Months Ended                   Six Months Ended
                                              June 30,                             June 30,
                                       2000              1999                  2000            1999
                                    ------------      -----------           ----------       ----------
Diluted Earnings Per Share Computation

Net (Loss) Income                   $  (229,966)      $   950,369           $ (112,729)      $1,424,611
                                    ============      ===========           ==========       ==========

Basic Shares Outstanding               9,519,949        9,498,917            9,505,232        9,463,663

Stock Options Calculated Under
     the Treasury Stock Method                            605,971                               665,278
                                    ------------      -----------           ----------       ----------

Total Shares                           9,519,949       10,104,888            9,505,232       10,128,941
                                    ============      ===========           ==========       ==========

Diluted (Loss) Earnings Per Share   $      (0.02)     $      0.09           $     (.01)      $     0.14
                                    ============      ===========           ==========       ==========

Securities that could potentially dilute earnings per share in future periods totaled 430,728 and 439,252 for the three and six months ending June 30, 2000, respectively. Such shares were not included in the computation of diluted loss per share for those periods because to do so would have been antidilutive.


Note 8.   Stock-Based Compensation to Employees and Non-employees

The Company accounts for stock-based compensation related to employees in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees." No compensation cost has been recognized for the three or six months ended June 30, 2000 or 1999 for fixed stock options issued to employees or directors.

The Company accounts for stock-based compensation related to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Accordingly, the Company recognized compensation expense related to stock options issued to non-employee consultants of $50,964 and $103,277 for the three and six months ended June 30, 2000, respectively, and $10,800 and $187,400 for the three and six months ended June 30, 1999, respectively.

Note 9. Accounting Pronouncements

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of 2000, and is not expected to have a significant impact on the Company's financial position or results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation and Interpretations of APB Opinion No. 25", which is effective July 1, 2000. This interpretation clarifies various accounting issues for stock compensation plans and is not expected to have a significant impact on the Company's financials position or results of operations.

Note 10.  Recent Developments

In June 2000, Cartech Company, LTD. filed a lawsuit against Gliatech and Guilford alleging breach of and interference with Gliatech's build-to-suit lease agreement with Cartech. The parties subsequently entered into a settlement agreement to resolve the litigation. Pursuant to the settlement agreement, Guilford agreed to pay Cartech $4.5 million within seven days after the merger has closed or, if the merger agreement is terminated prior to closing or if the merger does not close by December 1, 2000, Gliatech will pay Cartech $4.5 million. In the event that Gliatech makes the payment to Cartech and upon Gliatech's written request, Gliatech and Cartech will enter into good faith negotiations for a new build-to-suit lease and Gliatech will receive a credit against the cost of the new lease of up to $2.2 million. The lawsuit has been dismissed by Cartech without prejudice, and the parties have agreed to a full mutual release of claims and termination of the existing build-to-suit lease effective upon receipt by Cartech of the payment by Guilford or Gliatech. Pending such payment, Cartech has agreed to abstain from further legal action against Guilford and Gliatech.

ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is engaged in the discovery and development of biosurgical and therapeutic products to improve surgical outcomes and to treat neurological disorders. The biosurgical products include the ADCON family of products, which are proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit surgical scarring and adhesions. The Company is also pursuing the development of other biosurgical products and small molecule drug candidates for the treatment of several neurological disorders, including Attention Deficit Hyperactive Disorder ("ADHD"), sleep disorders, anxiety, schizophrenia and Alzheimer Disease ("AD"). The Company anticipates that a significant portion of revenue from product sales will be derived from its ADCON family of products, primarily ADCON-L. Based on European pivotal clinical studies and other compliance efforts and submission of data, the Company obtained regulatory clearance to affix CE Marking on ADCON-L and ADCON-T/N in August 1995 and January 1996, respectively, thereby allowing ADCON-L and ADCON-T/N to be marketed in the 19 European countries which recognize CE Marking for lumbar disc surgery and tendon and peripheral nerve surgeries, respectively. The Company is currently marketing ADCON-L and ADCON-T/N through independent medical device distributors in approximately 30 countries outside the United States, including the major countries in the European Union pursuant to its CE Marking. The Company also commenced sales of ADCON-L in the United States in June 1998. In September 1999, the Food and Drug Administration ("FDA") issued a warning letter to European Medical Contract Manufacturing ("EMCM"), the Company's third party manufacturing contractor located in the Netherlands, which led to an import ban on all ADCON-L shipments to the United States. After a successful re-inspection of EMCM facilities, the import ban was lifted in December 1999 and the Company resumed shipments of ADCON-L to the United States in January 2000. In addition, the Company signed a development and exclusive license agreement in December 1996 with Chugai for the sale of ADCON-L and ADCON-T/N in Japan, subject to regulatory approval.

In October 1994, the Company entered into a strategic alliance with Janssen to collaborate on the discovery and development of therapeutic models to treat AD. In May 1999, Janssen ceased funding this endeavor. The Company believes that Janssen does not intend to select a lead compound from the identified compounds or pursue clinical trials relating to any such compound. The Company is in discussion with Janssen to transfer development rights of these compounds to the Company. There can be no assurance that the Company will be successful in obtaining such development rights from Janssen or, if the Company is successful, that such rights will be obtained on favorable terms. In addition, the Company receives revenues from various government grants awarded to the Company. The Company recognizes revenues from government grants in the period in which the associated costs are incurred.

On May 30, 2000, Guilford Pharmaceuticals Inc. (NASDAQ: GLFD) and Gliatech Inc. announced that they had entered into a definitive merger agreement pursuant to which Guilford will acquire all of the outstanding common stock of Gliatech for an exchange ratio of 1.38 shares of Guilford stock for one share of Gliatech stock, subject to satisfaction of certain closing conditions, including, among others, stockholder approval. The proposed transaction combines the capabilities of both companies in biopolymer development and the development of novel drugs for the treatment of central nervous system disorders. The combined company will have three marketed products and nine product candidates in the clinical development.

RESULTS OF OPERATIONS

For the three month and six month periods ended June 30, 2000 and 1999.

REVENUES

Total revenues decreased by 12.8% to $7.3 million in the second quarter of 2000 from $8.3 million in the second quarter of 1999 and decreased by 13.7% to $14.4 million in the first six months of 2000 from $16.6 million in the first six months of 1999. The decrease in total revenues is primarily the result of a decrease in product sales, which decreased to $7.0 million in the second quarter of 2000 from $7.9 million in the second quarter of 1999 and decreased to $13.9 million in the first six months of 2000 from $15.7 million in 1999. This decrease in sales resulted primarily from the temporary import embargo on ADCON(R)-L in the United States in late 1999 and the first month of 2000. The second quarter of 2000 represents the first full quarter of sales of ADCON(R)-L in the United States during 2000. In addition, there were no research contract revenues during fiscal 2000, because Janssen stopped funding the collaboration efforts with the Company in May 1999.

Revenues from government grants decreased less than 1% to $242,752 in the second quarter of 2000 from $245,168 in the second quarter of 1999 and increased 12.7% to $485,504 for the first six months of 2000 from $430,851 for the first six months of 1999. The Company recognized grant revenue over the first six months of fiscal 2000 as the related costs for the two Phase II Small Business Innovation Research ("SBIR") grants were incurred over that period. The Company recognized grant revenue over the first six months of fiscal 1999 for only one of the two SBIR grants based on the costs incurred.

OPERATING COSTS AND EXPENSES

Total operating expenses increased by 1.0% to $7.8 million in the second quarter of 2000, compared to $7.7 million in the second quarter of 1999 and decreased by 4.8% to $15.0 million in the first six months of 2000 from $15.8 million in the first six months of 1999. Cost of products sold increased to $1.2 million in the second quarter of 2000 compared to $1.1 million in the second quarter of 1999, and increased, as a percentage of product sales to 16.6% from 14.5%. The cost of products sold increased to $2.4 million in the first six months of 2000 compared to $2.3 million in the first six months of 1999, and increased as a percentage of product sales to 17.1% from 14.6%. The increase in the second quarter of 2000 and in the first six months of 2000 as a percentage of product sales is primarily due to startup costs associated with the Company's new manufacturing plant in Solon, Ohio, which is currently undergoing validation testing. The startup costs for the Solon manufacturing plant are approximately $450,000 for the first six months of 2000.

Research and development expenses decreased by 3.9% to $3.2 million in the second quarter of 2000 from $3.4 million in the second quarter of 1999 and decreased 20.5% to $5.8 million in the first six months of 2000 from $7.3 million in the first six months of 1999. This decrease was primarily due to a reduction in clinical development costs due to the Perceptin Phase II clinical trial having a slower than anticipated enrollment during the second quarter of 2000. In addition, research and development expenses decreased because the pilot studies for ADCON(R)-A (for inhibition of postsurgical scarring and adhesion following abdominal or colorectal surgeries) and ADCON(R)-L gel (for inhibition of postsurgical scarring and adhesion following breast augmentation surgery) were fully enrolled and expensed by the end of fiscal 1999 with limited new enrollment in theses studies in 2000.

Write-offs of abandoned patents totaled $0 and $178,122 for the six months ended June 30, 2000 and 1999, respectively. These patent costs were expensed in 1999 because the Company abandoned these patents based on a determination that it would be more cost beneficial to pursue alternative patent technology.

Selling, general and administrative expenses increased 6.0% to $3.4 million in the second quarter of 2000 compared to $3.2 million in the second quarter of 1999 and increased 10.8% to $6.8 million in the first six months of 2000 from $6.2 million in the first six months of 1999. This increase in both the second quarter and first six months of 2000 was primarily due to expenses and fees relating to the proposed merger with Guilford Pharmaceutical Inc., which were approximately $590,000 in the second quarter and $725,000 and the first six months of 2000.

INTEREST INCOME

Interest income, net decreased by 11.4% to $271,738 in the second quarter of 2000 from $306,818 in the second quarter of 1999 and decreased 3.2% to $541,976 in the first six months of 2000 from $560,086 in the first six months of 1999. The decrease was due to the reduction in short term investments, which were sold to fund operations during the temporary import embargo of ADCON(R)-L.

NET INCOME

Gliatech's net income decreased by $1.1 million to a net loss of $229,966 in the second quarter of 2000 compared to net income of $950,369 in the second quarter of 1999 and decreased by $1.5 million to a net loss of $112,729 for the first six months of 2000 from net income of $1.4 million for the first six months of 1999. The decrease in net income is primarily due to lower sales of ADCON(R)-L in the United States, due to of the temporary import embargo of ADCON(R)-L in late 1999 and the first month of 2000. The decrease in net income is also due to costs of $725,000 incurred through June 30, 2000.

related to the proposed merger with Guilford Pharmaceuticals Inc. The diluted loss per common share was $0.02 in the second quarter of 2000 compared to a diluted net income of $0.09 in the second quarter of 1999. The diluted loss per common share was $0.01 for the first six months of 2000 compared to a diluted net income per common share of $0.14 for the first six months of 1999. Excluding merger costs, the Company would have earned $0.04 and $0.06 per diluted common share for the second quarter and six months of fiscal 2000, respectively.

CONSOLIDATED BALANCE SHEETS

Short-term investments decreased to $10.2 million at June 30, 2000 from $15.8 million at December 31, 1999, due primarily to payments of accrued expenses and accrued clinical trial costs and slower accounts receivable turnover. Accounts receivable increased by $2.8 million to $3.6 million at June 30, 2000, compared to $.9 million at December 31, 1999. Total work in process and finished goods inventory increased to $2.4 million at June 30, 2000 from $.8 million at December 31, 1999. The increase in accounts receivable, work in process and finished goods inventory were due to the Company resuming shipments of ADCON-L into the United States and related production of ADCON(R)-L in January 2000 after the temporary embargo was lifted.

LIQUIDITY AND CAPITAL RESOURCES

In order to preserve principal and maintain liquidity, the Company's funds are invested primarily in commercial paper and other short-term investments. As of June 30, 2000 and December 31, 1999, the Company's cash and cash equivalents and short-term and long-term investments totaled $16.8 million and $20.8 million and respectively. The Company expects that its existing capital resources, interest earned thereon, and product sales will enable the Company to maintain its current and planned operations for the foreseeable future.

Prior to the commercialization of ADCON-L in the United States, the Company historically financed its operations primarily through the private placement and public offering of its equity securities, research contract licensing fees, and, to a lesser extent, through federally sponsored research grants. The Company also has established a $1.5 million line of credit with a bank. As of June 30, 2000, the Company had no borrowings against the line of credit.

On May 30, 2000, Guilford Pharmaceuticals Inc. (NASDAQ: GLFD) and Gliatech Inc. announced that they had entered into a definitive merger agreement pursuant to which Guilford will acquire all of the outstanding common stock of Gliatech for an exchange ratio of 1.38 shares of Guilford stock for one share of Gliatech stock, subject to satisfaction of certain closing conditions, including, among others, stockholder approval.

In the second quarter of 1999 the Company was awarded a third Phase II SBIR Program grant from the National Cancer Institute ("NCI"), a division of the NIH, for the research of inhibition of postoperative gynecological adhesions. In September 1998, the Company was awarded a Phase II SBIR Program grant from the NINDS for research evaluating H
(3) agonists. Each of these Phase II grants has a two-year term and each may provide as much as approximately $750,000 in funding. In February 1997, the Company was awarded a two-year Phase II SBIR Program grant from NINDS for research evaluating histamine H (3) receptor antagonists to treat ADHD, which may provide as much as $750,000 in funding. If the Company is successful in other Phase I research, additional Phase II awards may be sought for funding to aid in further development of pharmaceutical compounds, however, there is no assurance that such Phase I research will be successful or that additional funding will be obtained.

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


STOCK REPURCHASE PROGRAM

On May 29, 2000, the Board of Directors of the Company approved the termination of the Company's stock repurchase program.

EURO CONVERSION

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

FORWARD-LOOKING STATEMENTS. Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements." When used in this Form 10-Q, the words "believes," "anticipates," "expects," "intends" and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of the Company to be different from expectations expressed or implied by such forward-looking statements. Such factors included, but are not limited to, commercial uncertainty of market acceptance of the Company's ADCON(R) family of products, including the timing and content of decisions made by the FDA, commercial uncertainty of the market acceptance of the Company's ADCON(R) family of products, delays in product development of additional ADCON(R) products, uncertainty of outcomes of future FDA audits and inspections, uncertainty due to the early stage of development for the neurological disorder programs, uncertainties relating to the integration and completion of any strategic alternative, the productivity of distributors of the ADCON(R) products, the uncertainty of shortages of supply of ADCON(R) products from the Company's sole manufacturer, the ability of the Company to commence manufacturing of its ADCON(R) products at its manufacturing facility located in the United States, the lack of supply of raw materials for the Company's products, uncertainty of future profitability, uncertainties related to the Company's proprietary rights in its products, the loss of key management, and personnel and technological change and uncertainties related the Company's ability to consummate the proposed merger with Guilford Pharmaceuticals Inc. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of other assumptions, risks, uncertainties, general economic and business conditions, and the business opportunities (or lack thereof) that may be presented to and pursued by the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

ITEM 3              QUANTITATIVE AND QUALITATIVE DISCLOSURES

                                ABOUT MARKET RISK

The Company does not enter into derivative financial instruments. The Company primarily invests in U.S. treasury securities, commercial paper and corporate bonds that have short-term maturities. The Company has no outstanding debt. Exposure to foreign currency has been minimal because the Company's foreign product sales are in U.S. currency. As a result, the Company believes that its market risk exposure is not material to the Company's financial position, liquidity or results of operations.

                                     PART II

                                OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In June 2000, Cartech Company, LTD. filed a lawsuit against Gliatech and Guilford alleging breach of and interference with Gliatech's build-to-suit lease agreement with Cartech. The parties subsequently entered into a settlement agreement to resolve the litigation. Pursuant to the settlement agreement, Guilford agreed to pay Cartech $4.5 million within seven days after the merger has closed or, if the merger agreement is terminated prior to closing or if the merger does not close by December 1, 2000, Gliatech will pay Cartech $4.5 million. In the event that Gliatech makes the payment to Cartech and upon Gliatech's written request, Gliatech and Cartech will enter into good faith negotiations for a new build-to-suit lease and Gliatech will receive a credit against the cost of the new lease of up to $2.2 million. The lawsuit has been dismissed by Cartech without prejudice, and the parties have agreed to a full mutual release of claims and termination of the existing build-to-suit lease effective upon receipt by Cartech of the payment by Guilford or Gliatech. Pending such payment, Cartech has agreed to abstain from further legal action against Guilford and Gliatech.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On May 16, 2000, at the Annual Meeting of Stockholders of Gliatech Inc., the stockholders took the following actions:

(1) Elected as Directors all nominees designated in the Proxy Statement dated April 14, 2000.

(2) Approved the appointment of the independent certified public accountants of the Company for the current fiscal year.

(3)      Approved the Directors Equity Plan

The Directors were elected pursuant to the following vote:

                                                                        BROKER
NOMINEE                    FOR              WITHHELD       ABSTAIN     NON-VOTE
-------                    ---              --------       -------     --------

Irving S. Shapiro          8,479,792         117,945         ----        ----
John L. Ufheil             8,479,892         117,845         ----        ----




In addition, the following Directors' term of office continued after the meeting:, Thomas O. Oesterling, Ph.D., Robert P. Pinkas, Willaim A. Clark, Theodore E. Haigler and Ronald D. Henriksen.


The approval of appointment of Ernst & Young LLP as independent certified public accountants to the Company for its current fiscal year was approved by the following vote:

                                                                        BROKER
FOR                AGAINST           WITHHELD         ABSTAIN          NON-VOTE
---                -------           --------         -------          --------

6,627,141        1,956,727              0              13,869            ----


The approval of Director's Equity Plan:

                                                                        BROKER
FOR                AGAINST           WITHHELD         ABSTAIN          NON-VOTE
---                -------           --------         -------          --------

8,144,018          260,285              0             193,434            ----


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2.1 Agreement and Plan of Merger, dated as of May 29, 2000, as amended, by and among the Company, Guilford Pharmaceuticals, Inc. and St. John Development Corp. (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-4 (Reg. No. 333-39546)).

         27.1  Financial data schedule

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on June 2, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000               GLIATECH INC.




                                    By:    /s/Rodney E. Dausch
                                        ---------------------------------------
                                        Rodney E. Dausch
                                        Executive Vice President,
                                        Chief Financial Officer and Secretary
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.           Description of Exhibit                        Page Number

 2.1 Agreement and Plan of Merger, dated as of May 29, 2000 as amended, by and among the Company, Guilford Pharmaceuticals, Inc. and
                      St. John Development Corp. (incorporated by reference to Exhibit 2.01 to the Registration
                      Statement on Form S-4 (Reg. No. 333-39546)).

27.1                  Financial Data Schedule                            22
