Form 10-Q
period 2000-09-30
GLIATECH INC
filed 2000-11-14
CIK 885741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (mark one)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                             YES   X       NO
                                                 -----

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE PER SHARE, AS OF NOVEMBER 8, 2000 WAS 9,642,637 SHARES.

                         GLIATECH INC. AND SUBSIDIARIES

                                      INDEX

PART I.                                FINANCIAL INFORMATION                                            PAGE
                                                                                                        ----

Item 1        Financial Statements: (unaudited)

              Consolidated Balance Sheets -
              September 30, 2000 and December 31, 1999                                                   1

              Consolidated Statements of Operations - for the three month and
              nine month periods ended September 30, 2000 and 1999                                       2

              Consolidated Statements of Cash Flows -
              for the nine month periods ended September 30, 2000 and 1999                               3

              Notes to Consolidated Financial Statements                                                 4

Item 2        Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                 11

Item 3        Quantitative and Qualitative Disclosures About Market Risk                                17


PART II.                               OTHER INFORMATION

Item 1        Legal Proceedings                                                                         18

Item 6        Exhibits and Reports on Form 8-K                                                          20

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         GLIATECH INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                      SEPTEMBER 30,        DECEMBER 31,
                                                                          2000                1999
                                                                      ------------         ------------
ASSETS
Current assets:

 Cash and cash equivalents                                            $    445,318         $  3,350,245
 Short-term investments                                                 10,302,786           15,750,620
 Accounts receivable, net                                                3,675,455              899,696
 Government grants receivable                                              222,053              413,608
 Inventories, net                                                        4,739,000            5,353,696
 Prepaid expenses and other                                                707,757              824,720
                                                                      ------------         ------------
Total current assets                                                    20,092,369           26,592,585

Long term investments                                                    1,727,940            1,712,790
Property and equipment, net                                              3,261,456            3,232,712
Other assets, net                                                        1,049,559              845,668
                                                                      ------------         ------------
TOTAL ASSETS                                                          $ 26,131,324         $ 32,383,755
                                                                      ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                     $    618,241         $  1,129,470
 Accrued expenses                                                        3,013,284            2,084,490
 Accrued research contracts                                                113,889              485,470
 Accrued compensation                                                      244,871              207,558
 Accrued clinical trial costs                                              895,706            2,085,011
                                                                      ------------         ------------
 Total current liabilities                                               4,885,991            5,991,999

Stockholders' equity:
 Common stock                                                               96,427               95,536
 Additional paid-in capital                                             74,117,494           73,967,823
 Treasury stock at cost, 0 and 75,000 shares at
        September 30, 2000 and December 31, 1999, respectively                               (1,448,950)
 Accumulated other comprehensive loss                                      (11,107)             (54,839)
 Accumulated deficit                                                   (52,957,481)         (46,167,814)
                                                                      ------------         ------------
 Total stockholders' equity                                             21,245,333           26,391,756
                                                                      ------------         ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 26,131,324         $ 32,383,755
                                                                      ============         ============

See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                 ------------------------------     ------------------------------
                                                     2000              1999             2000              1999
                                                 ------------      ------------     ------------      ------------

REVENUES

Product sales                                    $  6,087,473      $  8,053,567     $ 19,954,354      $ 23,738,922
Research contracts                                                                                         514,194
Government grants                                      56,831           245,168          542,335           676,019
                                                 ------------      ------------     ------------      ------------
          Total revenues                            6,144,304         8,298,735       20,496,689        24,929,135

OPERATING COSTS AND EXPENSES

Cost of products sold                               2,386,114         1,344,457        4,753,175         3,639,112
Research and development                            1,563,930         3,004,345        7,196,181        10,304,896
Selling, general and administrative                 2,319,996         3,227,935        8,603,986         9,398,601
Merger related and severance costs                  6,817,338                          7,541,128
                                                 ------------      ------------     ------------      ------------
          Total operating costs and expenses       13,087,378         7,576,737       28,094,470        23,342,609
                                                 ------------      ------------     ------------      ------------
Operating (loss) income                            (6,943,074)          721,998       (7,597,781)        1,586,526
Interest income, net                                  266,138           384,438          808,114           944,524
                                                 ------------      ------------     ------------      ------------
NET (LOSS) INCOME                                $ (6,676,936)     $  1,106,436     $ (6,789,667)     $  2,531,050
                                                 ============      ============     ============      ============

(Loss) Earnings per share

          Basic                                  $      (0.70)     $       0.12     $      (0.71)     $       0.27
                                                 ============      ============     ============      ============
          Diluted                                $      (0.70)     $       0.11     $      (0.71)     $       0.25
                                                 ============      ============     ============      ============

Average shares outstanding

          Basic                                     9,597,912         9,497,342        9,536,819         9,470,748
                                                 ============      ============     ============      ============
          Diluted                                   9,597,912         9,997,521        9,536,819        10,080,993
                                                 ============      ============     ============      ============



See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     2000                 1999
                                                                -------------        ------------
OPERATING ACTIVITIES

Net (loss) income                                               $ (6,789,667)        $  2,531,050
Adjustments to reconcile net (loss) income to net cash used in operating activities:
   Depreciation and amortization                                     540,384              448,901
   Patent cost write-off                                                                  178,122
   Provision (credit) for losses on accounts receivable               16,666             (229,926)
   Compensation from issuance of stock and stock options             131,475              242,156
   Gain on sale of investments                                       (21,509)
   Changes in operating assets and liabilities:
     Accounts receivable                                          (2,792,425)            (619,967)
     Inventories                                                     614,696           (3,438,547)
     Government grants receivable and other assets                   308,518              462,623
     Accounts payable and other accrued expenses                     454,878             (368,867)
     Other liabilities                                            (1,560,886)              97,336
                                                                ------------         ------------
Net cash used in operating activities                             (9,097,870)            (697,119)
INVESTING ACTIVITIES
Sale of investments                                               17,397,415           25,222,845
Purchase of investments                                          (11,899,490)         (23,668,393)
Payment for patent rights and trademarks                            (216,981)            (154,085)
Purchase of property and equipment                                  (556,037)          (2,009,193)
                                                                ------------         ------------
Net cash provided by (used in) investing activities                4,724,907             (608,826)
FINANCING ACTIVITIES
Proceeds from exercise of stock options                            1,468,036              462,803
Purchase of treasury stock                                                             (1,448,950)
                                                                ------------         ------------
Net cash provided by (used in) financing activities                1,468,036             (986,147)
                                                                ------------         ------------

Decrease in cash and cash equivalents                             (2,904,927)          (2,292,092)
Cash and cash equivalents at beginning of period                   3,350,245            4,731,814
                                                                ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    445,318         $  2,439,722
                                                                ============         ============

See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Gliatech Inc. for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission.

Note 2.           Investments

Short-term and long-term investments at September 30, 2000 and December 31, 1999 are as follows:

                                                                         Gross Unrealized
                                              Amortized Cost      Holding Gain         Holding Loss          Fair Value
                                              ------------        ------------         ------------         ------------

September 30, 2000 Available-for-sale:

Corporate debt securities                     $  9,841,833        $     10,044         $     (3,651)        $  9,848,226
U.S. Treasury securities                         2,200,000                   0              (17,500)           2,182,500
                                              ------------        ------------         ------------         ------------
                                              $ 12,041,833        $     10,044         $    (21,151)        $ 12,030,726
                                              ============        ============         ============         ============

December 31, 1999 Available-for-sale:

Corporate debt securities                     $ 14,822,004        $      1,880         $    (18,657)        $ 14,805,227
U.S. Treasury securities                         2,696,245                   0              (38,062)           2,658,183
                                              ------------        ------------         ------------         ------------
                                              $ 17,518,249        $      1,880         $    (56,719)        $ 17,463,410
                                              ============        ============         ============         ============

All of the Company's investments are classified as available-for-sale. Such investments are stated at fair value with unrealized holding gains and losses charged or credited to stockholders' equity.

Realized gains and losses on available-for-sale securities are determined on a specific identification basis. Any decline in market value below cost that is determined to be other than temporary is an impairment that would result in a reduction in the carrying amount to fair value. Such impairment, if any, is charged to current earnings, and an adjusted cost for the security is established.

Investments with maturity dates of less than one year are classified as short-term; investments with maturity dates of more than one year are classified as long-term.

Maturities of short-term and long-term investments classified as available-for-sale securities at September 30, 2000 were as follows:

                                            Amortized Cost        Fair Value
                                            --------------        ----------

September 30, 2000 Available-for-sale:

Due in 1 year or less                         $10,301,265        $10,302,786
Due in 1-3 years                                1,740,618          1,727,940
                                              -----------        -----------
                                              $12,041,833        $12,030,726
                                              ===========        ===========


Note 3.           Inventories

At September 30, 2000 and December 31, 1999, inventories, net of reserves consisted of:

                                       September 30,     December 31,
                                           2000               1999
                                       -------------     ------------

Raw material                            $2,863,734        $4,549,976
Work in process                          1,156,548           205,007
Finished goods                             718,718           598,713
                                        ----------        ----------
                                        $4,739,000        $5,353,696
                                        ==========        ==========


The Company records reserves for obsolete and impaired inventory when items are identified that will not meet either the Company's quality or regulatory validation requirements.

Note 4.           Other Assets

At September 30, 2000 and December 31, 1999, other assets consisted of:

                                                                 September 30,      December 31,
                                                                     2000               1999
                                                                 -------------      ------------

Patent rights, net of accumulated amortization of $134,064
   at September 30, 2000 and $124,722 at December 31, 1999        $  997,791        $  791,139
Trademark cost, net of accumulated amortization of $28,750
   at September 30, 2000 and $25,000 at December 31, 1999             38,576            40,241
Other                                                                 13,192            14,288
                                                                  ----------        ----------
                                                                  $1,049,559        $  845,668
                                                                  ==========        ==========


Patent rights are amortized on the straight-line basis over the shorter of the estimated useful life of the patented technology or seventeen years, beginning at the time the patent is granted. The Company reviews its patents to determine if the expected future operating cash flows to be derived from the patents are less than the carrying value and, if an impairment has occurred, the patent is written-down to its expected future cash flows or, if abandoned, it is written-off in its entirety. Patent expense due to impairments or abandonments was $0 and $178,122 for the nine month periods ended September 30, 2000 and 1999, respectively.

Trademark costs are amortized on the straight-line basis over the shorter of the estimated useful life of the trademark or ten years beginning at the time the trademark is granted.

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

Domestic and foreign product sales are as follows:

                      Three Months Ended                    Nine Months Ended
                          September 30,                        September 30,
                    2000               1999               2000               1999
                    ----               ----               ----               ----
Domestic        $ 4,997,226        $ 7,012,309        $16,709,697        $20,929,423
Foreign           1,090,247          1,041,258          3,244,657          2,809,499
                -----------        -----------        -----------        -----------
Total           $ 6,087,473        $ 8,053,567        $19,954,354        $23,738,922
                ===========        ===========        ===========        ===========

Note 6.           Merger Related and Severance Costs

On May 30, 2000 Guilford Pharmaceuticals Inc. ("Guilford") and the Company announced that they had entered into a definitive Merger Agreement. Subsequently, the Company announced on August 28, 2000 that the two parties had agreed to a mutual termination of the Merger Agreement. The Company incurred $1.1 million and $1.8 million in the third quarter and first nine months of 2000, respectively, of costs associated with the merger and subsequent termination of the Merger Agreement.

Guilford informed the Company that the decision to terminate the Merger Agreement was based primarily on the issuance by the Food and Drug Administration ("FDA") of inspectional observations contained in a Form FDA 483. The FDA report was issued to the Company on August 23, 2000 after an audit by the FDA of a post-approval clinical trial of ADCON(R)-L, in which certain observations identified that good clinical practices had not been uniformly followed.

On August 29, 2000 the Company announced an investigation by an internal task force comprised of members of the Company's executive and clinical personnel who were not involved in the U.S. ADCON(R)-L clinical study. In addition, the Company's Board of Directors commissioned an external investigation.

On September 25, 2000 the Board of Directors announced that Thomas O. Oesterling, Ph.D., retired as President and Chief Executive Officer. In addition, as of such date, Michael A. Zupon, Ph.D., Executive Vice President of Research and Development, and Raymond Silkaitis, Ph.D., Vice President of Regulatory Affairs, resigned. The Company incurred approximately $1.2 million in severance costs associated with these former employees.

Note 7.           Litigation

In June 2000, Cartech Company, LTD. filed a lawsuit against Gliatech and Guilford alleging breach of and interference with Gliatech's build-to-suit lease agreement with Cartech. The parties subsequently entered into a Settlement Agreement to resolve the litigation. Pursuant to the settlement agreement, Guilford agreed to pay Cartech $4.5 million within seven days after the merger closed or, if the Merger Agreement terminated prior to closing or if the merger did not close by December 1, 2000, Gliatech would pay Cartech $4.5 million. In the event that Gliatech made the payment to Cartech and upon Gliatech's written request, Gliatech and Cartech would enter into good faith negotiations for a new build-to-suit lease and Gliatech would receive a credit against the cost of the new lease of up to $2,187,000 for up to six months after payment. As a result of the execution of the settlement agreement, the lawsuit was dismissed by Cartech without prejudice. The parties agreed to a full mutual release of claims and termination of the existing build-to-suit lease and Cartech also agreed to abstain from further legal action against Gliatech or Guilford. In accordance with the terms of the Settlement Agreement, Gliatech paid Cartech on September 6, 2000, after the termination of the Merger Agreement with Guilford.

To date, ten class action lawsuits against the Company and certain of its officers have been filed in the United States District Court for the Northern District of Ohio alleging violation of the federal securities laws. These complaints allege that the Company and certain officers failed to disclose material facts in connection with the termination of the Merger Agreement that had been entered into with Guilford Pharmaceuticals, Inc. and from certain inspectional observations by the FDA contained in a Form FDA 483. These complaints seek compensatory damages in an unspecific amount, fees and expenses related to such class action and the granting of extraordinary equitable and/or injunctive relief, including, without limitation, rescission.

The Company and certain officers filed a motion to consolidate these actions and certain plaintiffs have moved for the appointment of lead plaintiff and lead counsel. The Company has been granted leave to respond to the complaints until after appointment of lead plaintiff. These motions are currently pending in the United States District Court for the Northern District of Ohio.

Note 8.           Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

                                               Three Months Ended                Nine Months Ended
                                                  September 30,                    September 30,
                                              2000             1999             2000             1999
                                              ----             ----             ----             ----
Net (loss) income                         $(6,676,936)     $ 1,106,436      $(6,789,667)     $ 2,531,050
Unrealized gain (loss) on investments          38,315          (45,590)          43,732          (45,590)
                                          -----------      -----------      -----------      -----------
Total comprehensive (loss) income         $(6,638,621)     $ 1,060,846      $(6,745,935)     $ 2,485,460
                                          ===========      ===========      ===========      ===========

Accumulated other comprehensive loss, which is shown as a separate charge to stockholders' equity, was $(11,107) and $(54,839) at September 30, 2000 and December 31, 1999, respectively, and consists entirely of unrealized losses on investments.

Note 9.           Earnings Per Share Calculation

The following table sets forth the computation of basic and diluted earnings per share

                                                 Three Months Ended                  Nine Months Ended
                                                   September 30,                       September 30,
                                               2000              1999              2000              1999
                                               ----              ----              ----              ----
Basic Earnings Per Share Computation

Net (Loss) Income                          $(6,676,936)     $    1,106,436    $   (6,789,667)     $ 2,531,050
                                           ===========      ==============    ==============      ===========
Average Common
     Shares outstanding                      9,597,912           9,497,342         9,536,819        9,470,748
                                           ===========      ==============    ==============      ===========
Basic (Loss) Earnings Per Share            $     (0.70)     $         0.12    $        (0.71)     $      0.27
                                           ===========      ==============    ==============      ===========

Diluted Earnings Per Share Computation

Net (Loss) Income                          $(6,676,936)     $    1,106,436    $   (6,789,667)     $ 2,531,050
                                           ===========      ==============    ==============      ===========
Basic Shares Outstanding                     9,597,912           9,497,342         9,536,819        9,470,748
Stock Options Calculated Under
     the Treasury Stock Method                                     500,179                            610,245
                                           -----------      --------------    --------------      -----------
Total Shares                                 9,597,912           9,997,521         9,536,819       10,080,993
                                           ===========      ==============    ==============      ===========

Diluted (Loss) Earnings Per Share          $     (0.70)     $         0.11    $        (0.71)     $      0.25
                                           ===========      ==============    ==============      ===========

Securities that could potentially dilute earnings per share in future periods totaled 484,330 and 454,278 for the three and nine month periods ended September 30, 2000, respectively. Such shares were not included in the computation of diluted earnings per share for those periods because to do so would have been antidilutive.

Note 10.           Stock-Based Compensation to Employees and Non-employees

The Company accounts for stock-based compensation related to employees in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for stock issued to Employees" and the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation and Interpretations of APB Opinion No. 25." No compensation cost has been recognized for the three or nine month periods ended September 30, 2000 or 1999 for fixed stock options issued to employees or directors.

The Company accounts for stock-based compensation related to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Accordingly, the Company recognized compensation expense related to stock options issued to non-employee consultants of $28,200 and $131,477 for the three and nine month periods ended September 30, 2000, respectively, and $54,756 and $242,156 for the three and nine month periods ended September 30, 1999, respectively.

Note 11.           Accounting Pronouncements

The Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and subsequently amended in June 2000, to provide guidance on its implementation. Statement No. 133 requires derivatives to be recorded on the balance sheet at fair value and establishes accounting for three different types of hedges: hedges of changes in fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Statement No. 133 is effective for years beginning after June 15, 2000 and is not expected to have a significant impact on the Company's financial position or results of operations.

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101 "Revenue Recognition in Financial Statement and subsequently, in October 2000, issued "Frequently Asked Questions and Answers related to SAB 101." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of 2000, and is not expected to have a significant impact on the Company's financial position or results of operations.

ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is engaged in the discovery and development of biosurgical and therapeutic products to improve surgical outcomes and to treat neurological disorders. The biosurgical products include the ADCON family of products, which are proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit surgical scarring and adhesions. The Company is also pursuing the development of other biosurgical products and small molecule drug candidates for the treatment of several neurological disorders, including Attention Deficit Hyperactive Disorder ("ADHD"), sleep disorders, anxiety, schizophrenia and Alzheimer Disease ("AD"). The Company anticipates that a significant portion of revenue from product sales will be derived from its ADCON family of products, primarily ADCON(R)-L. Based on European pivotal clinical studies and other compliance efforts and submission of data, the Company obtained regulatory clearance to affix CE Marking on ADCON(R)-L and ADCON-T/N in August 1995 and January 1996, respectively, thereby allowing ADCON(R)-L and ADCON-T/N to be marketed in the 19 European countries which recognize CE Marking for lumbar disc surgery and tendon and peripheral nerve surgeries, respectively. The Company is currently marketing ADCON(R)-L and ADCON-T/N through independent medical device distributors in approximately 30 countries outside the United States, including the major countries in the European Union pursuant to its CE Marking. The Company also commenced sales of ADCON(R)-L in the United States in June 1998. In addition, the Company signed a development and exclusive license agreement in December 1996 with Chugai for the sale of ADCON(R)-L and ADCON-T/N in Japan, subject to regulatory approval.

In October 1994, the Company entered into a strategic alliance with Janssen to collaborate on the discovery and development of therapeutic models to treat AD. In May 1999, Janssen ceased funding this endeavor. The Company believes that Janssen does not intend to select a lead compound from the identified compounds or pursue clinical trials relating to any such compound. The Company expects to continue discussion with Janssen to transfer development rights of these compounds to the Company. There can be no assurance that the Company will be successful in obtaining such development rights from Janssen or, if the Company is successful, that such rights will be obtained on favorable terms. In addition, the Company receives revenues from various government grants awarded to the Company. The Company recognizes revenues from government grants in the periods in which the associated costs are incurred.

In September 1999, the Food and Drug Administration ("FDA") issued the Company's contract manufacturing firm, European Medical Contract Manufacturing B.V. ("EMCM"), a warning letter. In connection with the warning letter, the FDA issued an import alert relating to ADCON(R)-L. In December 1999, the Company announced that the FDA completed a re-inspection of EMCM and removed them from the automatic detention list for the production of ADCON(R)-L. The Company resumed shipments of ADCON(R)-L to the U.S. in the first quarter of 2000.

On May 30, 2000 Guilford and the Company announced that they had entered into a definitive Merger Agreement. Subsequently, the Company announced on August 28, 2000 that the two parties had agreed to a mutual termination of the Merger Agreement. The Company incurred $1.1 million and $1.8 million in the third quarter and first nine months of 2000, respectively, of costs associated with the merger and subsequent termination of the Merger Agreement.

Guilford informed the Company that the decision to terminate the Merger Agreement was based primarily on the issuance by the FDA of inspectional observations contained in a Form FDA 483. The FDA report was issued to the Company on August 23, 2000 after an audit by the FDA of a post-approval clinical trial of ADCON(R)-L, in which certain observations identified that good clinical practices had not been uniformly followed.

On August 29, 2000 the Company announced an investigation by an internal task force comprised of members of the Company's executive and clinical personnel who were not involved in the U.S. ADCON(R)-L clinical study. In addition, the Company's Board of Directors commissioned an external investigation.

RESULTS OF OPERATIONS

For the three month and nine month periods ended September 30, 2000 and 1999.

REVENUES

Total revenues decreased 26.0% to $6.1 million in the third quarter of 2000 compared to $8.3 million in the third quarter of 1999 and decreased 17.8% to $20.5 million in the first nine months of 2000 compared to $24.9 million in the first nine months of 1999. The decrease in total revenues is primarily the result of a decrease in product sales, which decreased to $6.1 million in the third quarter of 2000 compared to $8.1 million in the third quarter of 1999 and decreased to $20.0 million in the first nine months of 2000 compared to $23.7 million in the first nine months of 1999. Although the Company experienced continued growth in international sales of ADCON(R)-L of 4.7% and 15.5% in three and nine month periods ended September 30, 2000, respectively, sales of ADCON(R)-L in the U.S. primarily decreased due to: (i) the announcement of the merger and subsequent termination; and (ii) the issuance by the FDA of its Form FDA 483.

These factors contributed to the disruption of business within the Company and for customers and independent sales representatives, as well as a temporary lack of momentum in the market penetration of ADCON(R)-L.

There were no research contract revenues during fiscal 2000, as Janssen terminated the collaboration efforts and related funding with the Company in May 1999.

Revenues from government grants decreased 76.8% to $56,831 in the third quarter of 2000 compared to $245,168 in the third quarter of 1999 and decreased 19.8% to $542,335 for the first nine months of 2000 compared to $676,019 for the first nine months of 1999. The Company recognized grant revenue over the first nine months of 2000 as the related costs for the two Phase II Small Business Innovation Research ("SBIR") grants were incurred during that period. The Company does not anticipate recognizing any grant revenue in the fourth quarter of 2000 as the SBIR grants have been used in their entirety and the Company has not received any new grants.

OPERATING COSTS AND EXPENSES

Total operating costs increased by $5.5 million to $13.1 million in the third quarter of 2000 and increased by $4.8 million to $28.1 million in the first nine months of 2000. Excluding merger related and severance costs, total operating expenses decreased 17.2% to $6.3 million in the third quarter of 2000, compared to $7.6 million in the third quarter of 1999 and decreased 11.9% to $20.6 million in the first nine months of 2000 compared to $23.3 million in the first nine months of 1999. Cost of products sold increased to $2.4 million or 39.2% of product sales in the third quarter of 2000 compared to $1.3 million or 16.7% of product sales in the third quarter of 1999. The cost of products sold increased to $4.8 million or 23.8% of product sales in the first nine months of 2000 compared to $3.6 million or 15.3% of product sales in the first nine months of 1999. The increase in cost of products sold in the third quarter and first nine months of 2000 as a percentage of product sales is due to start-up costs associated with the Company's new manufacturing plant in Solon, Ohio, which is undergoing validation testing for sales within the U.S., and other manufacturing inefficiencies incurred as a result of reduced production volumes. Start-up costs for the Solon manufacturing plant increased to $833,000 for the first nine months of 2000 compared to $450,000 for the first nine months of 1999 as the Company increased validation testing and related production in 2000.

Research and development expenses decreased 47.9% to $1.6 million in the third quarter of 2000 compared to $3.0 million in the third quarter of 1999 and decreased 30.2% to $7.2 million in the first nine months of 2000 compared to $10.3 million in the first nine months of 1999. This decrease was primarily due to a reduction in clinical development costs due to: (i) the Perceptin Phase II clinical trial having a slower than anticipated enrollment during the first nine months of 2000 and (ii) the pilot studies for ADCON(R)-A (for inhibition of postsurgical scarring and adhesion following abdominal or colorectal surgeries) and ADCON(R)-L gel (for inhibition of postsurgical scarring and adhesion following breast augmentation surgery) were fully enrolled and expensed by the end of fiscal 1999 with limited new enrollment in follow-on studies in 2000.

Write-offs of abandoned patents totaled $0 and $178,122 for the nine month periods ended September 30, 2000 and 1999, respectively. These patent costs were expensed in 1999 as the Company determined it would be more cost beneficial to pursue alternative patent technology.

Selling, general and administrative expenses decreased 28.1% to $2.3 million in the third quarter of 2000 compared to $3.2 million in the third quarter of 1999 and decreased 8.5% to $8.6 million in the first nine months of 2000 compared to $9.4 million in the first nine months of 1999 primarily due to reduced commission expense as a result of lower U.S. product sales.

MERGER RELATED AND SEVERANCE COSTS

Merger related and severance costs were $6.8 million and $7.5 million in the third quarter and first nine months of 2000, respectively. The $7.5 million of non-recurring expenses included: (i) a $4.5 million settlement of a lawsuit relating to a lease entered into by the Company for a new headquarters building;
(ii) $1.8 million of costs associated with the merger and subsequent termination of the agreement; (iii) $1.2 million of expenses related to the retirement of a senior executive and the resignation of two other executives from the Company.

INTEREST INCOME

Interest income, net, decreased 30.1% to $266,138 in the third quarter of 2000 compared to $384,438 in the third quarter of 1999 and decreased 14.4% to $808,114 in the first nine months of 2000 compared to $944,524 in the first nine months of 1999 primarily due to the cash outflow for payments for the settlement of a lawsuit and other merger related costs.

NET INCOME

Net income decreased by $7.8 million to a net loss of $6.7 million in the third quarter of 2000 and by $9.3 million to a net loss of $6.8 million for the first nine months of 2000. Excluding merger related and severance costs, net income and diluted net income per share would have been $140,402 or $0.01 per diluted share and $751,461 or $0.08 per diluted share for the third quarter and first nine months of 2000, respectively, compared to $1.1 million or $0.11 per diluted share and $2.5 million or $0.25 per diluted share for the third quarter and first nine months of 1999, respectively. Excluding merger related and severance costs, the decrease in net income was primarily due to lower U.S. sales of ADCON(R)-L and increased costs of products sold.

CONSOLIDATED BALANCE SHEETS

Short term investments decreased to $10.3 million at September 30, 2000 compared to $15.8 million at December 31, 1999, due primarily to the payment of a settlement of a lawsuit and certain accrued clinical trial costs. Accounts receivable increased $2.8 million to $3.7 million at September 30, 2000, compared to $.9 million at December 31, 1999. Raw material inventory decreased to $2.9 million at September 30, 2000 compared to $4.5 million at December 31, 1999 because the Company has not made similar bulk purchases in 2000 as were made in 1999 to take advantage of certain volume discounts. Total work in process and finished goods inventory increased to $1.9 million at September 30, 2000 from $.8 million at December 31, 1999. The increase in accounts receivable and work in process and finished goods inventory were due to the Company resuming shipments and production of ADCON(R)-L in the

United States in January 2000 after the temporary embargo was lifted. The Company is currently producing ADCON(R)-L at its Solon, Ohio facility and shipping the product for sale outside of the U.S. Accrued expenses increased approximately $900,000 to $3.0 million at September 30, 2000 compared to $2.1 million at December 31, 1999 due to increased legal and consulting fees related to the merger, the Form FDA 483 report and certain litigation.

LIQUIDITY AND CAPITAL RESOURCES

In order to preserve principal and maintain liquidity, the Company's funds are invested primarily in commercial paper and US Treasury Securities. As of September 30, 2000 and December 31, 1999, the Company's cash and cash equivalents and investments totaled $12.5 million and $20.8 million, respectively. The Company expects that its existing capital resources, interest earned thereon, and product sales will enable the Company to maintain its planned operations for the foreseeable future.

Prior to the commercialization of ADCON(R)-L in the United States, the Company historically financed its operations primarily through the private placement and public offering of its equity securities, research contract licensing fees, and, to a lesser extent, through federally sponsored research grants. The Company also has established a $1.5 million line of credit with a bank. As of September 30, 2000, the Company had no borrowings against the line of credit.

In the second quarter of 1999 the Company was awarded a third Phase II SBIR Program grant from the National Cancer Institute ("NCI"), a division of the NIH, for the research of inhibition of postoperative gynecological adhesions. In September 1998, the Company was awarded a Phase II SBIR Program grant from the NINDS for research evaluating H (3) agonists. Each of these Phase II grants had a two-year term and provided approximately $750,000 in funding. In February 1997 the Company was awarded a two-year Phase II SBIR Program grant from NINDS for research evaluating histamine H (3) receptor antagonists to treat ADHD, which provided approximately $750,000 in funding. If the Company is successful in other Phase I research, additional Phase II awards may be sought for funding to aid in further development of pharmaceutical compounds, however, there is no assurance that such Phase I research will be successful or that additional funding will be obtained. The Company does not anticipate receiving any additional funding from grants in the fourth quarter of 2000.

The Company may need to raise substantial additional capital to fund its operations. The Company's future capital requirements will depend on, and could increase as a result of many factors, including, but not limited to, the cost for commercialization of ADCON(R)-L, the commercialization success of its ADCON family of products, the progress of the Company's research and development, including the costs related to its Cognition Modulation, Perceptin, AD, schizophrenia and other neurological disorders programs, the scope, timing and results of preclinical studies and clinical trials, the cost and timing of obtaining regulatory approvals, the Company's success in obtaining the strategic alliances required to fund certain of its programs, the rate of technological advances, determinations as to the commercial potential of certain of the

Company's product candidates, the status of competitive products and the establishment of additional manufacturing capacity.

The Company from time to time is involved in various stages of discussion or negotiation regarding acquisitions or mergers and from time to time other strategic alternatives. As of the date hereof, the Company has not entered into any definitive agreement with respect to any such transaction or other strategic alternative.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen countries (the "Participating Countries") that are members of the European Union established a new uniform currency known as the "Euro." The currencies existing prior to such date in the Participating Countries will be phased out during the transition period commencing January 1, 1999 and ending January 1, 2002. During such transition period both the Euro and the existing currencies will be available in the Participating Countries. Although certain of the Company's products are being sold in the Participating Countries through independent distributors, the Company receives revenues from such sales in U.S. dollars. As a result, the Company does not anticipate that the introduction and use of the Euro will materially affect the Company's business, prospects, results of operations or financial condition

FORWARD-LOOKING STATEMENTS. Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements." When used in this Form 10-Q, the words "believes," "anticipates," "expects," "intends" and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of the Company to be different from expectations expressed or implied by such forward-looking statements. Such factors included, but are not limited to, commercial uncertainty of market acceptance of the Company's ADCON(R) family of products, including the timing and content of decisions made by the FDA, delays in product development of additional ADCON(R) products, uncertainty of outcomes of current and future FDA audits and inspections, uncertainty due to the early stage of development for the neurological disorder programs, the productivity of distributors of the ADCON(R) products, the uncertainty of shortages of supply of ADCON(R) products from the Company's sole manufacturer, the ability of the Company to commence manufacturing of its ADCON(R) products at its manufacturing facility located in the United States, the lack of supply of raw materials for the Company's products, uncertainty of future profitability, uncertainties related to the Company's proprietary rights in its products and technological change. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of other assumptions, risks, uncertainties, general economic and business conditions, and the business opportunities (or lack thereof) that may be presented to and pursued by the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In June 2000, Cartech Company, LTD. filed a lawsuit against Gliatech and Guilford alleging breach of and interference with Gliatech's build-to-suit lease agreement with Cartech. The parties subsequently entered into a Settlement Agreement to resolve the litigation. Pursuant to the settlement agreement, Guilford agreed to pay Cartech $4.5 million within seven days after the merger closed or, if the Merger Agreement terminated prior to closing or if the merger did not close by December 1, 2000, Gliatech would pay Cartech $4.5 million. In the event that Gliatech made the payment to Cartech and upon Gliatech's written request, Gliatech and Cartech would enter into good faith negotiations for a new build-to-suit lease and Gliatech would receive a credit against the cost of the new lease of up to $2,187,000 for up to six months after payment. As a result of the execution of the Settlement Agreement, the lawsuit was dismissed by Cartech without prejudice. The parties agreed to a full mutual release of claims and termination of the existing build-to-suit lease and Cartech also agreed to abstain from further legal action against Gliatech or Guilford. In accordance with the terms of the Settlement Agreement, Gliatech paid Cartech $4.5 million on September 6, 2000 after the termination of the Merger Agreement with Guilford.

A complaint was filed by Vance Carter, who was administered ADCON(R)-L during lumbar disc surgery, against the Company on August 18, 1999 in the Fourth Judicial District Court of Louisiana, alleging, certain product liability claims as a result of the use of ADCON(R)-L in the surgery. The Company settled this suit for $50,000 in October 2000.

To date, the following plaintiffs, on behalf of each such party and all other persons similarly situated, have filed ten class action lawsuits against the Company and certain of its officers in the United States District Court for the Northern District of Ohio alleging violation of the federal securities laws. These complaints allege that the Company and certain officers failed to disclose material facts in connection with the termination of the Merger Agreement that had been entered into with Guilford Pharmaceuticals, Inc. and from certain inspectional observations by the FDA contained in a Form FDA 483. These complaints seek compensatory damages in an unspecific amount, fees and expenses related to such class action and the granting of extraordinary equitable and/or injunctive relief, including, without limitation, rescission. For each of these class actions, the date each complaint was filed and the name of the plaintiff is as follows:

Date                       Plaintiff
----                       ---------

September 5, 2000          Avrom Gart
September 7, 2000          Jason Raker
September 12, 2000         Jon Burgermeister
September 13, 2000         Carl L. Evans
September 27, 2000         WPG Merger Arbitrage Fund, L.P. and WPG Merger
                           Arbitrage Overseas Fund, Ltd.
October 4, 2000            Eric Ford
October 5, 2000            Steven R. Graupner
October 19, 2000           James Berman
October 20, 2000           Atul Verma
November 1, 2000           Daniel Triefler

The Company and certain officers filed a motion to consolidate these actions and certain plaintiffs have moved for the appointment of lead plaintiff and lead counsel. The Company has been granted leave to respond to the complaints until after appointment of lead plaintiff. These motions are currently pending in the United States District Court for the Northern District of Ohio.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Agreement, dated as of September 25, 2000 entered into by and between the Company and Thomas O. Oesterling, Ph.D.

10.2 Agreement, dated as of September 25, 2000 entered into by and between the Company and Michael A. Zupon, Ph.D.

10.3 Agreement, dated as of September 25, 2000 entered into by and between the Company and Raymond Silkaitis, Ph.D.


27.1     Financial data schedule

(b)      Reports on Form 8-K

Although the Company did not file a Current Report on Form 8-K (the "Form 8-K") during the quarterly period covered by this Quarterly Report on Form 10-Q, it did file a Form 8-K on October 16, 2000 regarding the Company's response to the Form FDA 483.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 2000         GLIATECH INC.




                                By: /s/Rodney E. Dausch
                                    -------------------------------------------
                                     Rodney E. Dausch, Chief Operating Officer
                                         and Secretary
                                     (Duly Authorized Officer)

                                   /s/Thomas F. Barnish
                                    -------------------------------------------
                                      Thomas F. Barnish, Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.           Description of Exhibit                                                          Page Number
-----------           ----------------------                                                          -----------

10.1            Agreement, dated as of September 25, 2000 entered into by Thomas O. Oesterling,
                Ph.D. and the Company

10.2            Agreement, dated as of September 25, 2000 entered into by Michael A. Zupon, Ph.D.
                and the Company

10.3            Agreement, dated as of September 25, 2000 entered into by Raymond Silkaitis, Ph.D.
                and the Company

27.1            Financial Data Schedule