Form 10-K
period 2000-12-31
GLIATECH INC
filed 2001-03-23
CIK 885741

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Annual Report or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock held by non-affiliates as of March 15, 2001 at a closing price of $2.00 per share as reported by the Nasdaq National Market was approximately $15,663,150. Shares of Common Stock held by each officer and director, their respective spouses, and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Number of shares of Common Stock outstanding as of March 15, 2001 was 9,682,637.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part of the following document is incorporated by reference to Part III of this Annual Report on Form 10-K: the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders (the "Proxy Statement").

                                  GLIATECH INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

PART I .
             ITEM 1.      BUSINESS
             ITEM 2.      PROPERTIES
             ITEM 3.      LEGAL PROCEEDINGS
             ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
             ITEM 4A.     EXECUTIVE OFFICERS OF THE COMPANY
PART II

             ITEM 5.      MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
             ITEM 6.      SELECTED FINANCIAL DATA
             ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
             ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III

             ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
             ITEM 11.     EXECUTIVE COMPENSATION
             ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV

             ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ADCON, ADCON-A, ADCON-C, ADCON-I, ADCON-L, ADCON-P, ADCON-T/N are registered trademarks of Gliatech Inc. GT-2331 is a trademark of Gliatech Inc.

                                     PART I

ITEM 1.      BUSINESS.

         GENERAL

         Gliatech Inc. is engaged in the discovery and development of biosurgery and pharmaceutical products. The biosurgery products include ADCON(R) gel and ADCON(R) solution, which are proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit scarring and adhesions following surgery. Gliatech's pharmaceutical product candidates include small molecule drugs to modulate the cognitive state of the nervous system and proprietary monoclonal antibodies designed to treat inflammatory disorders. The discussion presented below should be read in conjunction with the Company's consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

         The Company was incorporated under the laws of the State of Delaware on August 12, 1987 and commenced operations in 1988. The Company's executive offices are located at 23420 Commerce Park Road, Cleveland, Ohio 44122, telephone number (216) 831-3200.

         REGULATORY MATTERS

         In January 2001, the Company voluntarily recalled and discontinued the worldwide sale of ADCON-L and ADCON-T/N due to a recall by a supplier of a raw material used in the production of these products. Due to the supplier recall, the Food and Drug Administration (the "FDA") issued an import alert with respect to ADCON-L. The Company is working with this supplier to validate production of ADCON-L and ADCON-T/N with the raw material in a modified container.

         The FDA placed the Company on Application Integrity Policy ("AIP") status in December 2000 due to violations of Good Clinical Practice ("GCP") in the conduct, analysis and reporting of data from a U.S. Clinical Study of ADCON-L. Under the AIP regulations, the FDA will assess the validity of data and information in Gliatech's applications to the FDA. The FDA is not required to review new or pending pre-market approval ("PMA") applications or supplements or Investigational Device Exemptions ("IDEs") until the FDA has validated the integrity of the Company's procedures and submissions.

         As required by the AIP guidelines, the Company has retained an independent auditor to assess the validity of data and information submitted to the FDA by the Company. In addition, the Company, with the assistance of the independent auditor, is preparing a corrective action plan to address FDA concerns regarding internal systems, procedures, training and data integrity. While the Company is on AIP status, Company submissions regarding existing or future products and FDA review timelines may be delayed substantially. As a result of the Company's AIP status, all submissions by the Company of data relating to ADCON products may not be substantively reviewed by the FDA, at its discretion, until issues regarding AIP are resolved.

         The FDA has identified three primary areas of interest associated with the AIP resolution and the relaunch of ADCON-L in the U.S. The Company anticipates that the relaunch will be primarily subject to FDA resolution and approval of the following factors: (1) the efficacy of ADCON-L, which will be assessed in the re-read of the U.S. magnetic resonance images ("MRI") study, (2) the safety of ADCON-L, which will be evaluated by the independent auditor based on a review of preclinical safety studies, adverse events in the U.S. clinical study and medical complaints reported to the Company from surgeons using ADCON-L since its introduction and (3) the manufacturing procedures and test results including the modified container related to the Company's voluntary recall of ADCON-L and ADCON-T/N. The raw material's modified container is a manufacturing process change which will require FDA review and due to the AIP status, the timing of such review and the commercial relaunch of product in the U.S. is uncertain. In addition, the FDA, at its discretion, may identify other matters of interest that need to be resolved related to AIP status that may impact the timing of the commercial relaunch of the product in the U.S.

         Successful relaunch of ADCON-L and ADCON-T/N outside the U.S. is subject to completion of the manufacturing changes noted above resulting from the supplier's modification of the container packaging. The Company intends to submit these manufacturing changes to the respective European regulatory authority.

         The Company has also been advised by the FDA of an ongoing government investigation related to past integrity issues and areas of FDA concern. Although the scope and specific topics of this investigation are not known at this time, this investigation could result in potential civil or criminal penalties being filed against the Company or its employees. The Company intends to cooperate with this investigation to resolve these questions as quickly as possible.

         OTHER DEVELOPMENTS

         In May 2000, the Company entered into a merger agreement with Guilford Pharmaceuticals Inc. ("Guilford") pursuant to which Guilford intended to acquire all of the outstanding Common Stock of the Company. In August 2000, the Company and Guilford agreed to terminate the merger agreement. Guilford notified the Company that it decided not to pursue the merger based primarily on the issuance of the FDA Form 483 (the "Form 483")relating to the U.S. ADCON-L clinical study.

         The National Association of Securities Dealers (the "NASD") is conducting a review of certain trading activity in Company stock prior to the August 2000 announcement of the termination of the proposed merger. The Company is cooperating with the NASD in this review.

BIOSURGERY

         ADCON FAMILY OF PRODUCTS

         See "Business -- Regulatory Matters" for a discussion of the impact of regulatory matters for the ADCON products.

         ADCON-L

         ADCON-L is a proprietary, resorbable, carbohydrate polymer gel, which is applied directly to the surgical site during lumbar surgery. ADCON-L is designed to provide a physical barrier between the membranes covering the spinal cord and the back muscles, and between the spinal nerve roots and the inner surface of the vertebral body. This physical barrier is designed to inhibit excess scarring and adhesions at the surgical site and improve surgical outcomes. Because it is not possible to predict prior to surgery which patients are likely to develop adhesion-related problems, ADCON-L is designed to be used prophylactically as a physical barrier between tissues to inhibit scarring and adhesions in patients undergoing lumbar surgeries.

         Clinical Results. To date, the Company has conducted two pivotal clinical trials in the U.S. and in Europe. The European study demonstrated that ADCON-L inhibits peridural scarring and improves surgical outcomes by reducing activity-related pain. The FDA issued a Form 483 relating to the process the Company used in recording and presenting data with respect to the U.S. clinical trial of ADCON -L. In response to the Form 483, the Company is working with an independent clinical research organization to prepare the protocol and conduct the re-reads of the U.S. study MRIs.

         In August 1999, the Company filed an IDE with the FDA to initiate a pilot clinical trial evaluating ADCON-L applied in breast augmentation surgeries. This pilot clinical trial will evaluate ADCON-L at two clinical study sites. Patient enrollment in this pilot clinical trial was completed in the first quarter of 2000 and the related one-year follow-up was completed during the first quarter of 2001. The Company is currently collecting and evaluating data from the trial.

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

         Clinical Results. The Company has completed clinical trials in Europe and the U.S. for ADCON T/N. Available data gathered to date was submitted and reviewed with the FDA, but the numbers of patients in the U.S. studies were deemed by the FDA to be insufficient. The Company may evaluate other alternatives to address the tendon and peripheral nerve market in the United States.

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

         Development and Regulatory Status. The Company commenced patient enrollment of a pivotal clinical trial for ADCON-P in January 1999. In this study, ADCON-P will be evaluated at approximately 20 clinical study sites in over 200 patients undergoing minimally invasive gynecological surgery. The Company is preparing a PMA submission for ADCON-P.

         ADCON-A

         ADCON-A is a proprietary, resorbable, carbohydrate polymer liquid, which is applied directly into the upper peritoneal cavity following certain abdominal and colorectal surgeries. ADCON-A is designed to inhibit scarring and adhesions, which can lead to, among other things, small bowel obstruction and chronic pain in the abdominal area.

         Development and Regulatory Status. In May 1999, the Company received approval from the FDA to initiate a pilot clinical trial for ADCON-A. ADCON-A and ADCON-P are identical products, but FDA regulations require that each be evaluated separately for each intended clinical indication. The Company has completed enrollment of its pilot clinical trial for ADCON-A and the results from this trial were announced in December 2000. The Company intends to submit the results of this study and a request to the FDA to seek approval to begin a pivotal clinical study in abdominal surgery.

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

PHARMACEUTICAL PROGRAMS

         The Company is also engaged in the research and development of small molecule compounds for the treatment of several neurological disorders and antibody therapies to inhibit inflammation. These products may potentially treat disorders such as Attention Deficit Hyperactive Disorder ("ADHD"), sleep disorders, anxiety, schizophrenia, rheumatoid arthritis, cardiopulmonary bypass surgery complications and Alzheimer's Disease ("AD").

         COGNITION MODULATION -- GT-2331

         The Company has identified classes of small molecules, which act on the histamine H(3) receptor in the brain. Histamine is a chemical messenger released from certain neurons in the brain, which regulates sleep/wake states and modulates levels of arousal and alertness in the conscious state. The histamine H(3) receptor is predominantly found in the brain and regulates the synthesis and release of histamine in the brain. An antagonist to this receptor would lead to enhanced states of arousal and alertness. The histamine H(3) receptor antagonists may be useful in treating disorders in which central nervous system arousal is desirable, such as ADHD or narcolepsy. An agonist to the receptor may prove useful in treating disorders in which suppression of the central nervous system is desirable, such as anxiety and insomnia.

         Clinical Results. In the third quarter of 1999, the Company completed two Phase I double blind human clinical trials of its H(3) receptor antagonist, GT-2331, which was conducted at a single site in London, England. The trials involved a total of 72 patients and were used to test the single and multi-dose safety and tolerability profile of the H(3) receptor antagonist. In the fourth quarter of 1999, the Company received FDA approval to begin Phase II clinical trials of GT-2331 for the treatment of ADHD. The Company commenced patient enrollment in the second quarter of 2000. The potential uses for GT-2331 include ADHD, dementia associated with AD and sleep disorders, including narcolepsy.

         MONOCLONAL ANTIBODIES

         The Company is developing proprietary monoclonal antibodies to the complement protein properdin. These antibodies are designed to block the activation of the alternate complement pathway. Inappropriate activation of this pathway can lead to unwanted cellular inflammation during or following coronary bypass surgery, heart attack or stroke. Conditions such as rheumatoid arthritis and lupus may also be associated with chronic inflammation. This monoclonal antibody has been effective in preclinical models in inhibiting the activation of the alternate complement pathway.

         In December 1999, the Company signed a research and license agreement with Abgenix Inc. to assist in the development of a monoclonal antibody for human clinical trials. The Company will use Abgenix's XenoMouse(R) technology to generate fully human monoclonal antibodies to the complement protein properdin. These human monoclonal antibodies are being designed for use in the fields of cardiovascular and inflammatory diseases. In return, Abgenix will receive a technology access payment and could receive additional fees and milestone payments plus royalties on future product sales by the Company. The Company will be responsible for product development, manufacturing and marketing of any products developed through the collaboration.

         SCHIZOPHRENIA

         The Company initiated a product development program for schizophrenia and dementia, which involves the regulation of human glycine transporters. These transporters modulate the levels of the neurotransmitter glycine in the central nervous system. The Company is developing inhibitors of these glycine transporters that would increase the levels of glycine at the glycine receptor and may be useful in treating symptoms of schizophrenia and dementia. The Company has identified a small molecule drug as a lead compound for this program.

MARKETING AND SALES

         In the United States

         In the United States, prior to the voluntary recall in January 2001, the Company marketed ADCON-L through a network of independent manufacturer's agents that serve the orthopaedic and neurosurgical markets. The Company utilized approximately 31 such independent organizations to market ADCON-L in the United States. In the United States, the Company established the price of its products for sale to surgeons and hospitals and the independent manufacturer's agents were compensated on a commissioned basis. These manufacturer's agents are independent third parties, not employees of the Company, and are not under the direct control or supervision of the Company, except that they are subject to the terms and conditions of their respective agreements.

         After receiving FDA approval in May 1998 to market ADCON-L in the United States, the Company commenced sales in the United States in June 1998. In September 1999, the FDA issued an import alert relating to ADCON-L in connection with a warning letter issued by the FDA to the Company's contract manufacturing firm, European Medical Contract Manufacturing B.V. ("EMCM"), located in The Netherlands. The import ban, which caused the Company to be unable to import ADCON-L during the last two months of 1999, was removed after a successful re-inspection of EMCM's facility in December. At such time, EMCM immediately resumed production of ADCON-L for distribution in the United States and, in the first quarter of 2000, the Company resumed distribution of ADCON-L in the United States. In January 2001, the FDA issued an import alert with respect to ADCON-L in connection with a supplier recall of a raw material used in the manufacture of ADCON-L.

         Outside the United States

         In August 1995, the Company obtained regulatory clearances to affix CE Marking for ADCON-L, which, prior to the voluntary recall, allowed the Company to market ADCON-L in the 19 European countries that recognize CE Marking. The Company marketed ADCON-L in approximately 33 countries outside the United States through independent medical device distributors. The Company entered into distribution agreements for the sale of ADCON-L in certain countries, regions and territories, including, without limitation, Argentina, Australia, Austria, Belgium, Canada, Cyprus, Denmark, Finland, France, Germany, Greece, Iceland, Ireland, Italy, Korea, Latin America, Luxemburg, Mexico, The Netherlands, New Zealand, Norway, Portugal, Puerto Rico, the Republic of South Africa, Spain, Sweden, Switzerland and the United Kingdom (collectively, the "Distributing Countries").

         In January 1996, the Company obtained regulatory clearance to affix CE Marking for ADCON-T/N, which, prior to the voluntary recall, allowed the Company to market ADCON-T/N in the 19 European countries that recognize CE Marking. The Company marketed its ADCON-T/N medical device in approximately 33 Distributing Countries through independent medical device distributors.

         The Company signed a development and exclusive license agreement in December 1996 with Chugai Pharmaceutical Co. Ltd. ("Chugai") for the sale of ADCON-L and ADCON-T/N in Japan. Chugai subsequently filed an application requesting regulatory approval to market such products in Japan. The Company is engaged in ongoing discussions with Chugai regarding the licensing and sales of ADCON-L and ADCON-T/N in Japan.

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

MANUFACTURING AND SUPPLIERS

         The Company utilizes a sole third party manufacturer, EMCM, located in Nijmegen, The Netherlands, for the manufacture of its worldwide commercial distribution requirements of ADCON-L and ADCON-T/N. The Company believes that the manufacturer has the ability to supply sufficient products to satisfy the Company's existing requirements worldwide for ADCON-L and ADCON-T/N and be the primary supplier for future requirements of these products worldwide. The Company currently purchases the key components for ADCON-L and ADCON-T/N from suppliers and provides such components to the contract manufacturer who formulates these components into ADCON-L and ADCON-T/N. The contract manufacturer is registered as a subcontractor for the manufacture of pharmaceutical products by The Netherlands designated agency and is certified to International Organization of Standardization ("ISO") requirements for manufacture of such products. ISO 9002 Certification is an internationally recognized standard of quality manufacturing. The manufacture of the Company's products is subject to FDA Quality Standards Regulations ("QSR") or other requirements prescribed by the appropriate regulatory agency in the country of use.

         The Company also currently leases a 12,400 square foot facility in Solon, Ohio, which, in September 2000, received the European Economic Area ("EEA") regulatory approval for commercial distribution of ADCON-L to all EEA countries, as well as other countries in the world except the U.S., where ADCON-L was being marketed. The Company intends to utilize this facility to meet its clinical and potential future commercial manufacturing requirements for ADCON-P and ADCON-A, as well as to supplement the distribution requirements of ADCON-L. Prior to the voluntary recall, the Company distributed ADCON-L to these countries from this facility. This facility will be subject to QSR requirements. Due to the Company's current regulatory status, it is unknown when the facility will become operational for commercial distribution of product in the U.S.

         In September 1999, the FDA issued a warning letter indicating certain concerns with EMCM, which subsequently resulted in the FDA issuing an import alert causing shipments of ADCON-L into the United States to be detained. After a successful re-inspection of EMCM's facilities to verify compliance with the issues raised in the warning letter, the detention of ADCON-L was lifted in December 1999 and EMCM resumed shipments in the United States in January 2000. Although the Company continues to monitor EMCM's compliance with the applicable regulatory requirements, including periodic quality audits, there can be no assurance that the Company's current manufacturer will continue to comply with all applicable regulatory requirements or that such manufacturer will be able to supply the Company with such products or that the Company will be able to identify additional manufacturers of its products on terms acceptable to the Company.

         The Company currently obtains one of the key components for its ADCON products from a single supplier. The raw material used in the manufacture of its ADCON products was recalled by the supplier due to potential particulates in the raw material from the aluminized paper lid liner. As of January 12, 2001, the supplier began providing the Company with a supply of raw material in a modified container for production of ADCON(R) gel, subject to FDA approval. See "Business-Regulatory Matters".

COMPETITION

         The Company competes with biotechnology, pharmaceutical and medical device companies in all of its product development programs. Furthermore, academic institutions, governmental agencies, and other public and private research organizations also continue to conduct research, seek patent protection and establish collaborative arrangements with commercial entities for product development and marketing. Products resulting from these activities may compete directly with any products developed by the Company. These companies and institutions also compete with the Company in recruiting and retaining highly qualified scientific personnel.

         There are significant efforts by others, including many companies and academic institutions, to develop products that may compete with products that are developed by the Company relating to its biosurgery products, such as the ADCON family of products and its pharmaceutical programs, including the Cognition Modulation GT-2331 program. Products that may compete with the ADCON family of products include Intergel(R) from Lifecore Biomedical, Inc. and Seprafilm from Genzyme Surgical Products, both of which may compete with ADCON-P, and Hylagel-Nuro(R) from Biomatrix, which may compete with ADCON-L. In January 2000, the Intergel(R) PMA was recommended for non-approval by an advisory panel to the FDA, but the FDA could still approve that product. Hylagel-Nuro(R) has recently initiated pivotal clinical trials to evaluate its use in reducing peridural scarring following lumbar surgery. Development of these as well as other products may be at a more advanced stage of development compared to certain of the Company's products. In addition, there may be substantial competition in the biopharmaceutical and medical industries, both from specialized firms and from major pharmaceutical, chemical, medical device and surgical supply companies. Many of the Company's potential competitors have product development capabilities and financial and human resources greater than the Company as well as certain manufacturing, marketing, sales and distribution capabilities. Universities and other research institutions may develop similar technologies and processes which, in some instances, may be utilized by others to compete with the Company's products.

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

GOVERNMENT REGULATION

         The manufacture and sale of the Company's products are subject to regulation by numerous authorities, principally the FDA. The regulatory approval process is lengthy, expensive and uncertain. Prior to commercial sale in the United States, the Company's products under development must be approved by the FDA. The Company may also need to seek a new, separate approval for changes to a marketed product, such as ADCON-L. Securing FDA approvals may require the submission of extensive clinical data and supporting information. Product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. Failure to comply with applicable FDA regulatory requirements could result in sanctions being imposed on the Company or the manufacturer of its products, including warning letters, fines, injunctions, product seizure, civil penalties, failure of the FDA to grant premarket approval, operating restrictions, prohibitions on importation and criminal prosecution. On December 22, 2000, the FDA placed the Company on the Application Integrity Policy list. As a result, the FDA is not required to review new or pending PMA applications or supplements or new IDEs until the FDA has validated the integrity of the Company's procedures and submissions. See "Business-Regulatory Matters".

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

         There is no certainty that the ongoing clinical studies involving ADCON-P and ADCON-A will be completed in a timely manner or that the data and information obtained from these studies will be sufficient to support the filing or approval of a premarket approval application. In addition, there can be no assurance that the Company will be able to obtain the approvals necessary to market ADCON-P or ADCON-A or any other products under development on a timely basis, if at all. See "Business-Regulatory Matters".

         Products manufactured or distributed by the Company pursuant to FDA approval are subject to pervasive and continuing regulation by the FDA, including reporting and recordkeeping requirements. In addition, the Federal Food, Drug, and Cosmetic Act (the "FDC Act") requires that medical devices and drugs be manufactured in registered establishments and in accordance with the Good Manufacturing Practices ("GMP") requirements. Such manufacturing facilities are subject to periodic inspections by the FDA.

         Approval Process for Medical Devices -- United States. The FDC Act requires FDA approval prior to commercialization of medical devices. Pursuant to the FDC Act, the FDA regulates the manufacture, sale and distribution of medical devices in the United States. Medical devices are classified into class I, II or III on the basis of the controls deemed by the FDA to be reasonably necessary to ensure their safety and effectiveness. Class I devices are generally subject to general controls (e.g., labeling and adherence to QSR requirements) and class II devices are subject to general controls, premarket clearance and special controls (e.g., performance standards, postmarket surveillance and FDA guidelines). Generally, class III devices are those which require premarket approval by the FDA in addition to general controls to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting, implantable devices or devices which have not been found to be substantially equivalent to legally marketed devices). The FDA regulates the Company's ADCON-L, ADCON-P, ADCON-A and ADCON-T/N products as class III medical devices.

         Before a new device can be introduced into the market, the manufacturer or distributor generally must obtain FDA clearance or approval through either a 510(k) premarket notification or a PMA application. A 510(k) clearance will be granted if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed class I or II medical device, or to a preamendment class III medical device (i.e., one that was marketed before May 28, 1976) for which the FDA has not called for premarket approvals. A PMA generally must be filed if the proposed device is not substantially equivalent to a legally marketed class I or II device or if it is a preamendment class III device for which the FDA requires premarket approval. A PMA must be supported by extensive data, including preclinical and clinical trial data to demonstrate the safety and efficacy of the device. The Company's devices currently in development will likely be subject to the PMA process.

         If human clinical trials of a device are required and the device presents a "significant risk," the sponsor of the device is required to file an IDE application to obtain FDA permission prior to commencing human clinical trials. The clinical trials must be conducted under the auspices of one or more institutional review boards ("IRBs").

         Following receipt of the PMA, if the FDA determines that the premarket approval application is sufficiently complete to permit a substantive review, the FDA will "file" the application. Once the submission is filed, the FDA begins a substantive review of the PMA. The PMA process can be expensive, uncertain and lengthy, frequently requiring several years to complete from the date the PMA is accepted for filing. A number of devices for which premarket approval has been sought by other companies have never been approved for marketing. The review time may be significantly extended by the FDA, if it requires more information or clarification of information already provided in the submission. During the review period, an advisory committee may be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will generally inspect the manufacturing facility to ensure compliance with QSR requirements prior to approval of a premarket approval application. If granted, the premarket approval may include significant limitations on the indicated uses for which a product may be marketed. The FDA prohibits promoting products for unapproved or "off-label" uses.

         Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

         Approval Process for Drugs -- United States. Before a new drug may be commercially sold in the United States, extensive clinical trials and other tests on the product must be conducted and the results submitted to the FDA as part of a lengthy approval process.

         The steps required before a new drug product may be marketed in the United States include (1) preclinical laboratory and animal tests conducted in accordance with the Good Laboratory Practices Regulations, (2) submission to the FDA of an investigational new drug ("IND") application, which must become effective before human clinical trials may commence, (3) well-controlled human clinical trials to establish the safety and efficacy of the new drug product,
(4) submission of a new drug application ("NDA") to the FDA and (5) FDA approval of the NDA. The Company's drug products are in preclinical, Phase I or early Phase II development. Approval by the FDA must be obtained for each product and for each indication to be treated with each product. The submission of an NDA and the subsequent marketing of approved prescription drugs also require the payment of certain user fees to the FDA.

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

         The product testing and approval process is likely to take a substantial number of years and involve the expenditure of substantial resources. The FDA also may require postmarket testing and surveillance to monitor the use of the product. Continued compliance with regulatory requirements is required. Upon approval, a drug may be marketed for the approved indications in the approved dosage form(s) and at the approved dosage(s).

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

         In order to qualify for CE marking, a medical device must be in compliance with the MDD requirements related to the performance and safety of medical devices (the "Essential Requirements"). This involves obtaining conformity assessment certification from a government authorized body such as a testing laboratory or other certifying body (the "Notified Body"). The Company is using a Dutch Notified Body for this purpose and has chosen a particular conformity assessment path involving type examination of the devices and auditing of the Company's quality system used in production. There are also specific requirements related to clinical investigation and reporting of adverse incidents.

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

         The Company owns seven issued U.S. patents, one pending U.S. patent applications, and corresponding foreign patents and patent applications relating to its ADCON products.

         Nine U.S. patents, owned solely by the Company, have been issued covering the composition of a matter for a series of synthetic H(3) receptor antagonist compounds. Additional U.S. patent applications and their corresponding foreign applications for an additional series of H(3) receptor antagonist and one series of H(3) receptor agonist compounds, their methods of medical use and pharmaceutical compositions, are pending. No assurance can be given that any claims relating to these products and methods will be issued.

         In addition, two U.S. patent applications concerning the anti-properdin monoclonal antibody and five U.S. patent applications concerning the glycine transporter and corresponding foreign applications are pending.

         The Company is prosecuting its patent applications with the United States Patent and Trademark Office ("USPTO"), but the Company does not know whether any of its applications will issue as patents or, if any patents are issued, whether any issued patent will provide significant proprietary protection or will be circumvented or invalidated. During the course of patent prosecution, the USPTO may require that the claims of a patent application be amended if it is determined that the scope of the claims includes subject matter that is not useful, novel, nonobvious or enabled. Furthermore, in certain instances, the practice of a patentable invention may require a license from the holder of dominant patent rights.

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

         The Company also attempts to protect its proprietary compounds, products and processes by relying on trade secret laws, and on non-disclosure and confidentiality agreements. The Company requires its employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements generally provide that all confidential information developed or made known to the individual during the course of the relationships is to be kept confidential and not disclosed to third parties, except in specific circumstances. In the case of employees, the agreements provide that any inventions conceived by the individual within the scope of his employment shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for any of the Company's trade secrets in the event of unauthorized use or disclosure of such information.

         The medical device and healthcare industries have been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation or interference proceedings declared by the USPTO to determine the priority of invention. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party, including any litigation that may arise against the Company could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties or prevent the Company from marketing its products in certain areas, or at all. Although patent and intellectual property disputes regarding medical devices have often been settled through licensing or similar arrangements, such settlements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that the necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from marketing its products, which would have a material adverse effect on the Company's business, prospects, financial condition and results of operation.

RESEARCH AND DEVELOPMENT EXPENSES

         The Company's research and development efforts with respect to its biosurgery products and pharmaceutical programs slowed in 2000 due to management's decision to limit the number of new programs entered into due to the proposed merger with Guilford as well as limited new patient enrollment in certain clinical trials already in process. Research and development expenses for the years ended December 31, 2000, 1999 and 1998 were approximately $9.4 million, $12.8 million and $10.1 million, respectively. The Company employs approximately 36 individuals who are engaged in or directly support its research and development efforts.

DOMESTIC AND FOREIGN NET PRODUCT SALES

         Sales of the Company's ADCON products, particularly ADCON-L, comprised approximately 98%, 95% and 80% of the Company's revenues for years ending December 31, 2000, 1999 and 1998, respectively. For a description of domestic and foreign net product sales and certain related information, see Note K of Notes to Consolidated Financial Statements included herein.

EMPLOYEES

         As of December 31, 2000, the Company had 84 full-time employees, 20 of whom held a Ph.D. or M.D. Of the Company's 84 employees, 36 were engaged in, or directly supported, research and development, 15 were engaged in the sales and marketing of the ADCON family of products and the remaining 33 performed manufacturing, executive or administrative functions.

ITEM 2. PROPERTIES.

         The Company's operations are conducted at a 53,250 square foot, leased facility in Beachwood, Ohio, a suburb of Cleveland. The Company renewed and extended the lease for an additional three-year term commencing January 1, 2002 and ending December 31, 2004. In addition, the Company leases a 12,400 square foot facility in Solon, Ohio, which, prior to the voluntary recall, was used to manufacture ADCON-L for commercial distribution to all EEA countries, as well as other countries in the world except the U.S., where ADCON-L was being marketed. This lease expires on April 30, 2009.

ITEM 3. LEGAL PROCEEDINGS.

         To date, the following plaintiffs, on behalf of each such party and all other persons similarly situated, have filed ten class action lawsuits against the Company, certain of its officers and certain former officers in the United States District Court for the Northern District of Ohio alleging violation of the federal securities laws. These complaints allege that the Company, certain officers and certain former officers failed to disclose material facts in connection with the termination of the merger agreement that had been entered into with Guilford and from certain inspectional observations by the FDA contained in a Form 483. These complaints seek compensatory damages in an unspecific amount, fees and expenses related to such class action and the granting of extraordinary equitable and/or injunctive relief, including, without limitation, rescission. For each of these class actions, the date each complaint was filed and the name of the plaintiff is as follows:

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

         The Company, certain officers and certain former officers filed a motion to consolidate these actions and certain plaintiffs have moved for the appointment of lead plaintiff and lead counsel. These motions are currently pending in the United States District Court for the Northern District of Ohio. The Company has been granted leave to respond to the complaints until after appointment of lead plaintiff and the filing of a consolidated amended complaint. As of November 2000, each of these actions was pending before a single judge.

         On March 13, 2001, Geri Fried filed on behalf of the Company, as a nominal defendant, a derivative stockholder lawsuit against certain members and former members of the board of directors of the Company and certain former officers of the Company in the Court of Common Pleas of Cuyahoga County, Ohio. The complaint alleges, among other things, breach of fiduciary duty, gross mismanagement and constructive fraud. The complaint seeks unspecific compensatory and punitive damages from the individual defendants and fees and expenses.

         On January 29, 2001, Kenneth Rubenstein filed a lawsuit against the Company, Clinipad Corporation and Lutheran General Hospital in the Circuit Court of Cook County, Illinois County Department, Law Division alleging certain product liability claims as a result of the use of ADCON-L during surgery. With respect to the Company, the complaint alleges that as a result of being administered ADCON-L during lumbar disc surgery, Mr. Rubenstein suffered a post-surgical infection resulting in continuous pain, discomfort and permanent injury. The complaint seeks unspecified monetary damages from the Company in an amount in excess of $0.05 million.

         On October 20, 2000, Mark A. Reichl filed a lawsuit against the Company and certain of its subsidiaries, officers, directors and employees, Praxa Pharmaceuticals and one of its employees, John A. Kona, M.D. and The Williamsburg Community Hospital, Incorporated in the Circuit Court for the City of Williamsburg, Virginia alleging certain products liability claims as a result of the use of ADCON-L during surgery. With respect to the Company, the lawsuit alleges that as a result of being administered ADCON-L during lumbar spinal surgery, Mr. Reichl has suffered personal injury, pain and suffering, disability and loss of income. The demand for judgment seeks compensatory and consequential damages in the amount of $30.0 million and punitive damages in the amount of $100.0 million.

         In June 2000, Cartech Company, LTD. filed a lawsuit against Gliatech and Guilford alleging breach of and interference breach of and interference with Gliatech's build-to-suit lease agreement with Cartech. The parties subsequently entered into a Settlement Agreement to resolve the litigation. As a result of the execution of the Settlement Agreement, the lawsuit was dismissed by Cartech without prejudice. The parties agreed to a full mutual release of claims and termination of the existing build-to-suit lease and Cartech also agreed to abstain from further legal action against Gliatech or Guilford. In accordance with the terms of the Settlement Agreement, Gliatech paid Cartech $4.5 million on September 6, 2000 after the termination of the merger agreement with Guilford.

         A complaint was filed by Vance Carter, who was administered ADCON-L during lumbar disc surgery, against the Company on August 18, 1999 in the Fourth Judicial District Court of Louisiana, alleging, certain product liability claims as a result of the use of ADCON-L in the surgery. The Company settled this suit in October 2000.

         On March 17, 2000, Derrick McKinley, M.D. filed a lawsuit against the Company and certain of its officers in the Court of Common Pleas in Cuyahoga County, Ohio alleging wrongful and tortuous discharge and tortuous interference with employment. Such claims arose from the termination of his employment with the Company. On January 22, 2001, the parties reached a settlement of the case. The case was dismissed with prejudice in February 2001.

         The Company has also been advised by the FDA of an ongoing government investigation related to past integrity issues and areas of FDA concern. Although the scope and specific topics of this investigation are not known at this time, this investigation could result in potential civil or criminal penalties being filed against the Company or its employees. The Company intends to cooperate with this investigation to resolve these questions as quickly as possible.

         The NASD is conducting a review of certain trading activity in Company stock prior to the August 2000 announcement of the termination of the proposed merger with Guilford. The Company is cooperating with the NASD in this review.

         Each of the above lawsuits are in the early stages of development. As a result, management is unable to estimate the probability or the amount of loss, if any, of these lawsuits. In addition, from time to time, the Company may be involved in various disputes arising in the ordinary course of business. In management's opinion, if an unfavorable resolution of these matters occurs, depending on the amount and timing, the Company's financial position, results of operations or cash flows could be materially impacted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

         The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

         ROBERT P. PINKAS. Robert P. Pinkas has served as Chief Executive Officer of the Company and Chairman of the Board of Directors since September 2000. In addition, from September 2000 to December 2000, Mr. Pinkas served as President of the Company. He has served as a Director of the Company since August 1988. He also served as Chairman of the Board of Directors from 1988 to May 1999, Secretary of the Company from August 1988 until August 1995 and Treasurer of the Company from August 1995 to May 1999. Mr. Pinkas is the founding general partner of Brantley Partners, a venture capital firm formed in 1987. He is also a director of Pediatric Services of America, Inc., Quad Systems Corporation, Brantley Capital Corporation and Waterlink, Inc. Mr. Pinkas is 47 years old.

         STEVEN L. BASTA. Steven L. Basta joined the Company as President in December 2000. In addition, he became a Director of the Company in February 2001. Prior to joining the Company, from January 1999 to August 2000, he was Vice President Finance and Business Development at Creative BioMolecules, Inc., a biotechnology company, where he also served as Vice President Corporate Development and Investor Relations from February 1997 to January 1999. From June 1996 to December 1996, he was associated with Jundt Associates, an investment management firm. Prior to 1996, Mr. Basta held several positions, including Executive Director, Product Development, at The Immune Response Corporation. Mr. Basta is 35 years old.

         RODNEY E. DAUSCH. Rodney E. Dausch has served as Vice President and Chief Operating Officer of the Company since September 2000. He also served as Vice President and Chief Financial Officer of the Company from March 1995 to September 2000 and Executive Vice President of Finance from October 1999 to September 2000. In August 1999, Mr. Dausch was elected Secretary of the Company. Prior to joining the Company, from February 1994 to March 1995, he was Vice President of Finance and Administration at Oncologix, Inc., a biopharmaceutical company. From May 1997 to January 1994, he was Vice President of Finance and Administration at Oncor, Inc., a manufacturer of diagnostic products for detection of cancer diseases. Prior to 1987, he was Vice President of Finance and Administration at CMP Group, Inc. and Bethesda Laboratories, Inc. Mr. Dausch is a Certified Public Accountant. Mr. Dausch is 57 years old.

         THOMAS F. BARNISH. Thomas F. Barnish joined the Company as Vice President of Finance and Chief Financial Officer in October 2000. Prior to joining the Company, from April 1998 to October 2000, he was Vice President and Chief Financial Officer at Copernicus Therapeutics, Inc., a privately held biotechnology firm located in Cleveland, Ohio. From February 1996 to April 1998, he was Finance Director at Medeva Pharmaceuticals, Inc., a U.S. based division of an international pharmaceutical company. From June 1991 to February 1996, he was Chief Financial Officer at Inhalon Pharmaceuticals, Inc, a privately held pharmaceutical company. Prior to 1991, he held various finance positions at IPCO Corporation. Mr. Barnish is 53 years old.

         CLARK E. TEDFORD. Clark E. Tedford, Ph.D., has served as Executive Vice President of Research and Development of the Company since September 2000. He served as Vice President of Product Development of the Company from September 1998 to September 2000. He served as Director of Pharmacological and Chemical Research from January 1995 to September 1998. From January 1993 to January 1995, he was the Project Leader of Development Pharmacology. Prior to 1993, he was a Principal Scientist at Schering-Plough Corporation, a pharmaceutical company. Dr. Tedford is 42 years old.

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


                                                                                               HIGH         LOW
                                                                                             --------    ----------
 2000

         Fourth Quarter.................................................................     $8           $ 3    3/4
         Third Quarter..................................................................     $27 11/16    $ 6   1/16
         Second Quarter.................................................................     $20   7/8    $12    7/8
         First Quarter..................................................................     $26  9/16    $12    1/4
 1999

         Fourth Quarter.................................................................     $20          $ 7    3/4
         Third Quarter..................................................................     $26   1/2    $15    5/8
         Second Quarter.................................................................     $27   3/4    $18    3/4
         First Quarter..................................................................     $31   3/8    $20

         As of the close of business on March 15, 2001, the price of the Common Stock of the Company was $2.00 per share, as reported on the Nasdaq National Market, and there were approximately 209 stockholders of record for the Common Stock of the Company. The Company believes that the actual number of stockholders of the Common Stock of the Company exceeds 400.

         On March 12, 2001, Theodore E. Haigler, Jr. resigned from the Board of Directors. Mr. Haigler had served as a director since 1996.

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

         In July 1999, the Company instituted a repurchase program whereby the Company in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934 repurchased shares of Common Stock. As of December 31, 1999, the Company had purchased 75,000 shares, at an average price of $19.32 per share, for an aggregate of $1.4 million. On May 29, 2000, the Board of Directors of the Company terminated the Company's stock repurchase program. The Company utilized 75,000 treasury shares to satisfy the exercise of stock options during 2000.

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The following selected consolidated financial data of the Company for the years ended December 31, 2000 through 1996 are derived from the consolidated financial statements of the Company. The information presented below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                        YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------------------------------
                                                 2000            1999             1998            1997           1996
                                              ------------    -------------    ------------   ------------    ------------
STATEMENT OF OPERATIONS DATA:
REVENUES

Net product sales..........................   $     23,113    $      26,495    $     13,926   $      1,536    $        901
Research contracts.........................                             514           2,559          2,954           2,855
Government grants..........................            542              944             846            410             122
                                              ------------    -------------    ------------   ------------    ------------
      Total revenues.......................         23,655           27,953          17,331          4,900           3,878
OPERATING COSTS AND EXPENSES
Cost of products sold......................          8,503            4,973           2,468            614             342
Research and development...................          9,364           12,754          10,055          7,135           6,238
Selling, general and administrative........         12,192           11,300           9,482          4,510           4,118
Merger related and severance costs.........          7,541              780
                                              ------------    -------------    ------------   ------------    ------------
      Total operating costs and expenses...         37,600           29,807          22,005         12,259          10,698
                                              ------------    -------------    ------------   ------------    ------------
Loss from operations.......................        (13,945)          (1,854)         (4,674)        (7,359)         (6,820)
Settlement of claim........................                                                         (2,025)
Interest income, net.......................          1,026            1,459             916            824           1,120
                                              ------------    -------------    ------------   ------------    ------------
Net loss...................................   $    (12,919)   $        (395)   $     (3,758)  $     (8,560)   $     (5,700)
                                              ============    =============    ============   ============    ============
Basic and diluted net loss per common
   share...................................   $      (1.35)   $       (0.04)   $      (0.44)  $      (1.16)   $      (0.78)
                                              ============    =============    ============   ============    ============
Shares used for purposes of
   computing basic and diluted
   net loss per common share...............      9,564,315        9,472,532       8,511,014      7,354,124       7,313,230
                                              ============    =============    ============   ============    ============

                                                                DECEMBER 31,
                                         --------------------------------------------------------
                                           2000        1999        1998        1997        1996
                                         --------    --------    --------    --------    --------
BALANCE SHEET DATA:
Cash, cash equivalents and investments   $ 12,106    $ 20,814    $ 26,399    $ 11,542    $ 17,996
Working capital ......................      7,621      20,601      24,778       9,370      15,821
Total assets .........................     21,176      32,384      33,962      14,805      20,804
Accumulated deficit ..................    (59,086)    (46,167)    (45,772)    (42,014)    (33,454)
Total stockholders' equity ...........   $ 15,503    $ 26,392    $ 27,153    $ 11,440    $ 17,627

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company is engaged in the discovery and development of biosurgery and pharmaceutical products. The biosurgery products include ADCON(R) gel and ADCON(R) solution, which are proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit scarring and adhesions following surgery. Gliatech's pharmaceutical product candidates include small molecule drugs to modulate the cognitive state of the nervous system and proprietary monoclonal antibodies designed to treat inflammatory disorders. Based on European pivotal clinical studies and other compliance efforts and submission of data, the Company obtained regulatory clearance to affix CE Marking on ADCON-L and ADCON-T/N in August 1995 and January 1996, respectively, thereby allowing ADCON-L and ADCON-T/N to be marketed in the 19 European countries which recognize CE Marking for lumbar disc surgery and tendon and peripheral nerve surgeries, respectively. In addition, the Company signed a development and exclusive license agreement in December 1996 with Chugai for the sale of ADCON-L and ADCON-T/N in Japan. The Company is engaged in ongoing discussions with Chugai regarding the licensing and sale of ADCON-L and ADCON-T/N in Japan.

         The Company anticipates that a significant portion of revenue from product sales will be derived from its ADCON family of products, primarily ADCON-L. After receiving FDA approval in May 1998, the Company commenced sales of ADCON-L in the United States in June 1998. Other revenues include various government grants awarded to the Company. The Company did not recognize any grant revenue in the fourth quarter of 2000 and currently has not received any new grants. The Company is also engaged in the research and development of small molecule compounds for the treatment of several neurological disorders and antibody therapies to inhibit inflammation. These products may potentially treat disorders such as ADHD, sleep disorders, anxiety, schizophrenia, rheumatoid arthritis, cardiopulmonary bypass surgery complications and AD.

         In September 1999, the FDA issued a warning letter to EMCM, which led to an import ban on all ADCON-L shipments to the United States. After a successful re-inspection of EMCM's facilities, the import ban was lifted in December 1999 and the Company resumed shipments of ADCON-L to the United States in January 2000. After an audit by the FDA of a post-approval clinical study of ADCON-L, the FDA issued the Form 483 to the Company in August 2000. The Form 483 identified certain items relating to the recording of data and the process the Company used in recording and presenting this data to the FDA with respect to the U.S. clinical trial of ADCON-L. In December 2000, the FDA placed the Company on AIP status due to violations of good clinical practices in the conduct, analysis and reporting of data from the U.S. clinical study of ADCON-L. The Company voluntarily recalled and discontinued worldwide sale of ADCON-L and ADCON-T/N due to the voluntary recall by a supplier of a raw material used in the manufacture of these products. In January 2001, the FDA issued an import alert with respect to ADCON-L due to the supplier recall. Prior to the product recall, the Company marketed ADCON-L and ADCON-T/N through independent medical device distributors in approximately 33 countries outside the United States, including the major countries in the European Union pursuant to its CE Marking. In addition, in the United States, the Company marketed ADCON-L through a network of 31 independent manufacturer's agents that serve the orthopaedic and neurosurgical markets.

         On May 30, 2000 Guilford Pharmaceuticals Inc. and the Company announced that they had entered into a definitive merger agreement. Subsequently, the Company announced on August 28, 2000 that the two parties had agreed to a mutual termination of the merger agreement. The Company incurred $6.3 million of costs associated with the merger and subsequent termination of the merger agreement. Guilford informed the Company that the decision to terminate the merger agreement was based primarily on the issuance by the FDA of inspectional observations contained in the Form 483.

         On September 25, 2000 the Board of Directors announced that Thomas O. Oesterling, Ph.D., retired as President and Chief Executive Officer. In addition, as of such date, Michael A. Zupon, Ph.D., Executive Vice President of Research and Development, and Raymond P. Silkaitis, Ph.D., Vice President of Regulatory Affairs, resigned. The Company incurred approximately $1.2 million in severance costs associated with these former employees.

RESULTS OF OPERATIONS

         Years ended December 31, 2000 and 1999.

         Revenues. Total revenues for 2000 decreased $4.3 million or 15.4% to $23.7 million from $28.0 million in 1999. Net product sales decreased by $3.4 million or 12.8% to $23.1 million in 2000 compared to $26.5 million in 1999. The decrease in 2000 is the result of the announcement of the merger with Guilford, the subsequent termination of the merger and the issuance by the FDA of the Form 483, each of which contributed to a significant disruption of business for the Company's employees, for its customers and for its independent sales representatives. These events also disrupted the momentum of market penetration of ADCON-L. In addition, the Company recorded a sales return provision of $2.4 million for the voluntary product recall of ADCON-L and ADCON-T/N. The decrease in total revenues is also the result of the Company recognizing no research contract revenues during 2000, compared to $0.5 million in 1999, due to the termination of the Janssen collaboration efforts and related funding with the Company in May 1999. The Company recognized government grant revenue of $0.5 million in 2000 because the related costs for two Small Business Innovation Research ("SBIR") Phase II grants were incurred during that period compared to the $0.9 million recognized in 1999.

         Operating Costs and Expenses. Total operating expenses increased by $7.8 million or 26.1% to $37.6 million in 2000 compared to $29.8 million in 1999. The increase was primarily due to merger related and severance costs of $7.5 million in 2000. Cost of products sold increased to $8.5 million in 2000 compared to $5.0 million in 1999, and increased, as a percentage of net product sales, in 2000 to 36.8% from 18.8% in 1999. The increase in 2000 was due to an increase in the provision for obsolete inventory to $2.8 million, of which $1.7 million was recognized in the fourth quarter for obsolete inventory related to the product recall, compared to a provision of $0.6 million in 1999. Also impacting cost of products sold were costs which increased to $1.7 million in 2000 compared to $0.6 million in 1999 related to the Solon manufacturing plant, which is undergoing validation testing.

         Research and development expenses decreased $3.4 million or 26.6% to $9.4 million in 2000 from $12.8 million in 1999. The decrease was primarily due to a reduction in clinical development costs due to: (1) the slow enrollment experienced in the GT-2331 Phase II clinical trial and (2) limited enrollment in follow-on studies of ADCON-A in 2000.

         Selling, general and administrative expenses increased $0.9 million or 7.9% to $12.2 million in 2000 compared to $11.3 million in 1999 primarily due to increased sales and marketing expenditures in the first half of 2000 related to the re-launch of ADCON-L in the U.S.

         Merger related and severance costs increased $6.7 million to $7.5 million in 2000 compared to $0.8 million in 1999. In 2000, the Company incurred non-recurring charges of $6.3 million related to the proposed merger with Guilford, which consisted of $4.5 million related to a lease settlement and $1.8 million related to professional services associated with the merger. In addition, the Company incurred $1.2 million related to the severance of three former employees. In 1999, the Company incurred $0.8 million related to the severance of two former employees.

         Interest Income. Interest income decreased to $1.0 million in 2000 from $1.5 million in 1999 due to decreased average investment balances resulting primarily from cash used to fund operations, payments for the settlement of a lawsuit and other merger related costs.

         Net Loss. The Company's net loss increased to $12.9 million in 2000 compared to $0.4 million in 1999 primarily due to merger related and severance costs of $7.5 million and $4.1 million of costs associated with the product recall. The net loss per common share was $(1.35) in 2000, compared to $(0.04) per share in 1999. Excluding these non-recurring charges, the Company's net loss would have been $1.3 million or $(0.14) per share.

         Years ended December 31, 1999 and 1998.

         Revenues. Total revenues for 1999 increased by $10.6 million or 61.3% to $28.0 million from $17.3 million in 1998. The increase in total revenues is primarily the result of an increase in net product sales, which increased to $26.5 million in 1999 from $13.9 million in 1998. This increase in net product sales resulted primarily from the commercialization in the United States of the Company's first product, ADCON-L. ADCON-L was approved for marketing in the United States by the FDA in May 1998. The Company commenced sales of ADCON-L in the United States in June 1998.

         The decrease in the Company's research contracts revenues was due to Janssen no longer funding the collaboration efforts with the Company. The Company's government-funded grant revenues increased slightly in 1999 compared to 1998. This increase was a result of the award of two SBIR Phase II grants, one awarded in the third quarter of 1998 and one awarded in the second quarter of 1999.

         Operating Costs and Expenses. Total operating expenses increased by $7.8 million or 35.5% to $29.8 million in 1999 compared to $22.0 million in 1998. Cost of products sold increased to $5.0 million in 1999 compared to $2.5 million in 1998 and increased, as a percentage of net product sales, in 1999 to 18.8% from 17.7% 1998. The percentage increase in 1999 was primarily due to: (1) fixed costs continuing at anticipated levels during the last two months of 1999 when ADCON-L was unable to be sold in the United States as a result of the import ban and (2) $0.6 million of startup costs associated with the new Solon, Ohio manufacturing plant.

         Research and development expenses increased by $2.7 million or 26.8% to $12.8 million in 1999 from $10.1 million in 1998. This increase was primarily due to four factors:

         (1) An increase in development expenses for GT-2331, which received approval from the FDA in the fourth quarter of 1999 to begin Phase II clinical trials;

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

         Selling, general and administrative expenses increased by $1.8 million or 18.9% to $11.3 million in 1999 compared to $9.5 million in 1998. This increase was primarily due to an increase in the sales and marketing expenses and sales commissions resulting from the sales and marketing of ADCON-L in the United States. The increase was partially offset by a reduction to the bad debt allowance resulting from a more favorable collection history than originally anticipated. The 1998 expense included $0.6 million of costs associated with the Company's effort to select and finance a new building for its future research and development and corporate headquarters facility. This project was terminated as of December 31, 1998.

         The Company recorded $0.8 million related to severance arrangements with two former employees in 1999. There were no charges related to severance arrangements in 1998.

         Interest Income. Interest income increased to $1.5 million in 1999 from $0.9 million in 1998. This increase in 1999 is due to carrying higher short-term investments for a full year due to the proceeds from the public offering in June 1998 and the revenue generated from the sale of ADCON-L in the United States.

         Net Loss. Gliatech's net loss decreased to $0.4 million in 1999, compared to $3.8 million in 1998. The decrease in net loss is a result of an entire year of ADCON-L net product sales in the United States in 1999 compared to only six months of net product sales in 1998, offset by an increase in total expenses. The net loss per common share was $(0.04) in 1999 compared to $(0.44) in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the commercialization of ADCON-L in the United States, the Company historically financed its operations primarily through the private placement and public offering of its equity securities, research contract licensing fees, and, to a lesser extent, through federally sponsored research grants. No new government grants, however, have been entered into since the fourth quarter of 2000. In October 1995, the Company received net proceeds of $19.7 million from its initial public offering in which it sold 2,300,000 shares of its Common Stock. In June 1998, the Company raised additional funds through a public offering of 1,725,000 shares of its Common Stock, including the exercise of the over-allotment option of 225,000 shares. The net proceeds to the Company from this offering were $18.9 million.

         In order to preserve principal and maintain liquidity, the Company's funds are invested primarily in commercial paper and other short-term investments. The Company's cash and cash equivalents and investments decreased by $8.7 million to $12.1 million at December 31, 2000 compared to $20.8 million at December 31, 1999 primarily due to cash used to fund operations, for the settlement of a lawsuit and other merger related costs. The Company does not expect to generate a positive cash flow from operations in 2001 as sales of ADCON-L and ADCON-T/N have been discontinued for an indefinite period.

         Because the product sales of these products historically represented substantially all of the revenues of the Company, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, recommencing commercial sales of its products, validation of the Solon, Ohio manufacturing facility for commercial distribution in the U.S., the outcome of pending litigation (see "Item 3. Legal Proceedings") and its ability to realize the full potential of its technology and its drug candidates. The Company is in discussion with several potential strategic alliance partners to further the development of drug candidates in its pipeline. In addition, management is pursuing certain equity and debt financing alternatives to raise additional funds. However, there can be no assurance that any alliances or funding alternatives will be consummated as these alternatives may be dependent upon other factors including, without limitation, market conditions, and such alliances or financing may not be available or be available on acceptable terms. The Company's ability to raise additional funds through these alternatives may also depend upon obtaining regulatory approval to recommence sales of ADCON-L and ADCON-T/N, which is dependent upon the outcome of the FDA review and assessment of the Company's clinical data and the timeliness of FDA review due to the AIP status of the Company.

         The Company believes it has sufficient cash and cash equivalents and investments on hand to meet operating requirements through approximately September 2001. The Company's future capital requirements will depend on, and could increase as a result of many factors, including, but not limited to, the cost for recommercialization of ADCON-L, the future commercialization success of its ADCON family of products, the progress of the Company's research and development, including the costs related to its Cognition Modulation GT-2331, AD, antibody, schizophrenia and other pharmaceutical programs, the scope, timing and results of preclinical studies and clinical trials, the cost and timing of obtaining regulatory approvals and resolution of the issues outlined in the FDA Form 483, the outcome of pending litigation, the Company's success in obtaining the strategic alliances required to fund certain of its programs, the rate of technological advances, determinations as to the commercial potential of certain of the Company's product candidates, the status of competitive products and the establishment of additional manufacturing capacity. The Company may reduce or even eliminate certain programs or activities based on management's assessment of the status of the FDA review of clinical data, AIP status, manufacturing and other test results as well as the financial condition of the Company in order to decrease future capital requirements.

         The Company from time to time is involved in various stages of discussion or negotiation regarding acquisitions or mergers and from time to time other strategic alternatives. As of the date hereof, the Company has not entered into a definitive agreement with respect to any such transaction or other strategic alternative. The Company is pursuing the issuance of additional equity securities or debt instruments and may pursue corporate collaborative agreements or strategic alliances, as required, to meet its capital requirements. The issuance of additional equity securities, if any, could result in substantial dilution to the Company's stockholders. There can be no assurance that the additional funding will be available on terms acceptable to the Company, if at all. The failure to fund the Company's capital requirements would have a material adverse effect on its business, financial condition and results of operations.

NET OPERATING LOSS CARRYFORWARDS

         As of December 31, 2000, the Company has available federal net operating loss carryforwards of $41.3 million, and research and development credit carryforwards of $4.4 million. These carryforwards expire at various dates between 2003 and 2020. The Company has offset the tax benefit of the net operating loss and tax credit carryforwards with a valuation allowance, as realization of the benefit is not assured. Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss and research and development tax credit carryforwards for tax purposes may be subject to an annual limitation if a cumulative change in ownership of more than 50% occurs over a three-year period. The future issuance of securities by the Company and/or sales of securities by the Company's principal stockholders could result in such a change in ownership. See Note H of Notes to Consolidated Financial Statements included herein.

EURO CONVERSION

         On January 1, 1999, eleven of the fifteen countries (the "Participating Countries") that are members of the European Union established a new uniform currency known as the "Euro." The currencies existing prior to such date in the Participating Countries will be phased out during the transition period commencing January 1, 1999 and ending January 1, 2002. During such transition period both the Euro and the existing currencies will be available in the Participating Countries. Although certain of the Company's products were being sold, prior to the product recall of ADCON-L and ADCON-T/N, in the Participating Countries through independent distributors, the Company received revenues from such sales in U.S. dollars. As a result, the Company does not anticipate that the introduction and use of the Euro will materially affect the Company's business, prospects, results of operations or financial condition.

FORWARD-LOOKING STATEMENTS

         Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements." When used in this Report, the words "believes," "anticipates," "expects," "intends" and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of the Company to be different from expectations expressed or implied by such forward-looking statements. Such factors include, but are not limited to, commercial uncertainty of regulatory approvals of the Company's ADCON products, including the timing and content of decisions made by the FDA, relating to, among other things, decisions regarding the sale of ADCON-L, product recalls, the import alert and inspectional observations, commercial uncertainty of market acceptance of the Company's ADCON family of products, delays in product development of additional ADCON products, uncertainty of outcomes of future FDA audits and inspections, the uncertainty of the status of the Company with respect to AIP status, the uncertainty of expenses associated with clinical trials and research efforts, which may affect the profitability of the Company, uncertainty due to the early stage of development for the pharmaceutical programs, the possible need for additional funding, the ability of the Company to establish and maintain collaborative arrangements with others, the potential market size for ADCON products, the ability of the Company to obtain an adequate supply of the materials used in the manufacture of its ADCON products, the productivity of distributors of ADCON products, shortages of supply of ADCON products from the Company's sole manufacturer, the ability of the Company to manufacture ADCON products at its Solon, Ohio facility, the lack of supply of raw materials for the Company's products, uncertainty of future profitability, uncertainties related to the Company's proprietary rights in its products, the outcome of pending litigation, technological change and the ability of the Company to fund its capital requirements through cash from operations or the issuance of debt or equity securities, the ability of the Company to consummate strategic collaborations or other strategic alternatives on terms satisfactory to the Company, or at all. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of other assumptions, risks, uncertainties, general economic and business conditions, and the business opportunities (or lack thereof) that may be presented to and pursued by the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. The accompanying information contained in this Annual Report on Form 10-K, including, without limitation, the information set forth in this section and under "Item 1: Business," identifies important factors that could cause such differences.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company does not enter into derivative financial instruments. The Company primarily invests in commercial paper and corporate bonds that have short-term maturities. The Company has no outstanding debt. Exposure to foreign currency has been minimal because the Company's foreign product sales are invoiced and paid in U.S. currency. As a result, the Company believes that its market risk exposure is not material to the Company's financial position, liquidity or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Index to Financial Statements

         Report of Independent Auditors.

         Consolidated Balance Sheets at December 31, 2000 and 1999.

         Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

         Notes to Consolidated Financial Statements.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Gliatech Inc.

We have audited the accompanying consolidated balance sheets of Gliatech Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gliatech Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Gliatech Inc. will continue as a going concern. As more fully discussed in Note B, the Company has voluntarily recalled and has discontinued the sale of its primary products and resources for funding of future activities are uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

                                                  /s/ ERNST & YOUNG LLP

Cleveland, Ohio
March 13, 2001

                         GLIATECH INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                           DECEMBER 31,
                                                                       --------------------
                                                                         2000         1999
                                                                       --------    --------
ASSETS
Current assets:

   Cash and cash equivalents .......................................   $    960    $  3,350
   Short-term investments ..........................................      7,504      15,751
   Accounts receivable less allowances of
         $1,585 in 2000 and $26 in 1999 ............................      1,771         900
   Government grants receivable ....................................                    413
   Inventories .....................................................      2,315       5,354
   Prepaid expenses and other ......................................        744         825
                                                                       --------    --------
Total current assets ...............................................     13,294      26,593
Long-term investments ..............................................      3,642       1,713
Property and equipment, net ........................................      3,197       3,233
Other assets, net ..................................................      1,043         845
                                                                       --------    --------
TOTAL ASSETS .......................................................   $ 21,176    $ 32,384
                                                                       ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................      1,026       1,129
   Accrued expenses ................................................      2,814       2,293
   Reserve for product recall ......................................      1,015
   Accrued research contracts ......................................        154         485
   Accrued clinical trial costs ....................................        664       2,085
                                                                       --------    --------
Total current liabilities ..........................................      5,673       5,992
Stockholders' equity:
   Preferred stock, $.01 par value:
         Authorized shares-5,000,000
            None issued and outstanding at December 31, 2000 or 1999
   Common stock, $.01 par value
         Authorized shares-30,000,000
           Issued shares -9,682,637 and 9,553,562 at December 31,
           2000 and 1999, respectively .............................         97          95
   Additional paid-in capital ......................................     74,465      73,968
   Treasury stock (0 and 75,000 shares at December 31, 2000
     and 1999, respectively) .......................................                 (1,449)
   Accumulated other comprehensive income (loss) ...................         27         (55)
   Accumulated deficit .............................................    (59,086)    (46,167)
                                                                       --------    --------
   Total stockholders' equity ......................................     15,503      26,392
                                                                       --------    --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $ 21,176    $ 32,384
                                                                       ========    ========






                 See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                      YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                2000            1999             1998
                                              -----------    -----------    -----------
REVENUES
Net product sales .........................   $    23,113    $    26,495    $    13,926
Research contracts ........................                          514          2,559
Government grants .........................           542            944            846
                                              -----------    -----------    -----------
   Total revenues .........................        23,655         27,953         17,331
OPERATING COSTS AND EXPENSES
Cost of products sold .....................         8,503          4,973          2,468
Research and development ..................         9,364         12,754         10,055
Selling, general and administrative .......        12,192         11,300          9,482
Merger related and severance costs ........         7,541            780
                                              -----------    -----------    -----------
   Total operating costs and expenses .....        37,600         29,807         22,005
                                              -----------    -----------    -----------
Loss from operations ......................       (13,945)        (1,854)        (4,674)
Interest income ...........................         1,026          1,459            916
                                              -----------    -----------    -----------
Net loss ..................................   $   (12,919)   $      (395)   $    (3,758)
                                              ===========    ===========    ===========
Basic and diluted net loss per common share   $     (1.35)   $     (0.04)   $     (0.44)
                                              ===========    ===========    ===========
Shares used for purposes of computing basic
   and diluted net loss per common share ..     9,564,315      9,472,532      8,511,014
                                              ===========    ===========    ===========






                 See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                COMMON STOCK               TREASURY STOCK
                           -------------------- ----------------------------------
                                                                                     ACCUMULATED
                             NUMBER             ADDITIONAL     NUMBER                   OTHER                      TOTAL
                               OF        PAR      PAID-IN        OF                 COMPREHENSIVE  ACCUMULATED   STOCKHOLDERS'
                             SHARES     VALUE     CAPITAL      SHARES      COST     INCOME (LOSS)    DEFICIT       EQUITY
                           -----------  ------- ----------   ---------  ---------- -------------- ------------- ------------
BALANCE AT
  JANUARY 1, 1998........    7,401,273      $74   $53,380                                             $(42,014)    $11,440
Net loss.................                                                                               (3,758)     (3,758)
Exercise of stock options       84,552        1       610                                                              611
Issuance of common
  stock for settlement
  of claim...............      200,000        2        (2)
Issuance of common stock.    1,725,000       17    18,843                                                           18,860
                             ---------  -------  --------     -------   ----------    --------     ------------- ---------
BALANCE AT
  DECEMBER 31, 1998......    9,410,825       94    72,831                                              (45,772)     27,153
Net loss.................                                                                                 (395)       (395)
Unrealized loss on
  available-for-sale
  securities                                                                            $ (55)                         (55)
                                                                                                                 ---------
Total
  comprehensive loss.....                                                                                             (450)
Exercise of stock options      123,700        1       462                                                              463
Issuance of stock bonus..        5,198                137                                                              137
Exercise of stock warrants      13,839
Compensation from issuance
  of stock options.......                             538                                                              538
Purchase of treasury shares                                   (75,000)     $(1,449)                                 (1,449)
                             ---------  -------  --------     -------   ----------    --------     ------------- ---------
BALANCE AT
  DECEMBER 31, 1999......    9,553,562       95    73,968     (75,000)      (1,449)        (55)          (46,167)   26,392
Net loss.................                                                                              (12,919)    (12,919)
Unrealized gain on
  available-for-sale
  securities.............                                                                  82                           82
                                                                                                                 ---------
Total
  comprehensive loss.....                                                                                          (12,837)
Exercise of stock options      129,075        2        67      75,000      1,449                                     1,518
Compensation from  issuance
  of stock and stock options                          430                                                              430
                             ---------  -------  --------     -------   ----------    --------     ------------- ---------
BALANCE AT
  DECEMBER 31, 2000......    9,682,637    $  97  $ 74,465           0       $  0        $  27       $  (59,086)    $15,503
                             =========  =======  ========     =======   ==========    ========     ============= =========








                 See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEAR ENDED
                                                                  --------------------------------
                                                                   2000         1999        1998
                                                                  --------    --------    --------
OPERATING ACTIVITIES
Net loss ......................................................   $(12,919)   $   (395)   $ (3,758)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization ............................        758         589         419
     Patent cost write-off ....................................                    148          30
     Provision (credit) for losses on accounts receivable .....        174        (348)        561
     Provision for sales return related to product recall .....      2,400
     Provision for obsolete inventory related to product recall      1,650
     Compensation from issuance of stock and stock options ....        430         538         137
     Changes in operating assets and liabilities:
       Accounts receivable ....................................     (2,430)      2,443      (3,012)
       Inventories ............................................      1,389      (4,578)       (612)
       Government grants receivable and other assets ..........        494         179        (931)
       Accounts payable and other liabilities .................        418        (190)      1,562
       Deferred contract research revenue .....................                   (514)       (295)
       Accrued research and clinical trial costs ..............     (1,752)         24       2,040
                                                                  --------    --------    --------
Net cash used in operating activities .........................     (9,388)     (2,104)     (3,859)
INVESTING ACTIVITIES
Sale of investments ...........................................     21,285      31,677      23,505
Purchase of investments .......................................    (14,885)    (27,528)    (39,232)
Payment for patents and trademarks ............................       (216)       (195)       (104)
Purchase of property and equipment ............................       (704)     (2,246)       (650)
                                                                  --------    --------    --------
Net cash provided by (used in) investing activities ...........      5,480       1,708     (16,481)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net ...................                             18,860
Proceeds from exercise of stock options .......................      1,518         463         611
Purchase of treasury shares ...................................                 (1,449)
                                                                  --------    --------    --------
Net cash provided by (used in) financing activities ...........      1,518        (986)     19,471
                                                                  --------    --------    --------
Decrease in cash and cash equivalents .........................     (2,390)     (1,382)       (869)
Cash and cash equivalents at beginning of year ................      3,350       4,732       5,601
                                                                  --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ......................   $    960    $  3,350    $  4,732
                                                                  ========    ========    ========



                 See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

A. BACKGROUND AND ACCOUNTING POLICIES

BACKGROUND

Gliatech Inc. is engaged in the discovery and development of biosurgery and pharmaceutical products. The biosurgery products include ADCON(R) gel and ADCON(R) solution, which are proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit scarring and adhesions following surgery. Gliatech's pharmaceutical product candidates include small molecule drugs to modulate the cognitive state of the nervous system and proprietary monoclonal antibodies designed to treat inflammatory disorders.

In January 2001, the Company voluntarily recalled and discontinued worldwide sale of its primary products, ADCON-L and ADCON-T/N, due to a recall by a supplier of a raw material used in the production of these products.

The Food and Drug Administration ("FDA") placed the Company on Application Integrity Policy ("AIP") status in December 2000 due to violations of Good Clinical Practice ("GCP") in the conduct, analysis and reporting of data from a U.S. Clinical Study of ADCON-L. Under the AIP regulations, the FDA will assess the validity of data and information in Gliatech's applications to the FDA. The FDA is not required to review new or pending PMA applications or supplements or Investigational Device Exemptions ("IDEs") until the FDA has validated the integrity of the Company's procedures and submissions.

As required by the AIP guidelines, the Company has retained an independent auditor to assess the validity of data and information submitted to the FDA by the Company. In addition, the Company, with the assistance of the independent auditor, is preparing a corrective action plan to address FDA concerns regarding internal systems, procedures, training and data integrity. While the Company is on AIP status, Company submissions regarding existing or future products and FDA review timelines may be delayed substantially. As a result of the Company's AIP status, all submissions by the Company of data relating to ADCON products may not be substantively reviewed by the FDA, at its discretion, until issues regarding AIP are resolved.

The FDA has identified three primary areas of interest associated with the relaunch of ADCON-L in the U.S. The Company anticipates that the relaunch will be primarily subject to FDA resolution and approval of the following factors:
(1) the efficacy of ADCON-L, which will be assessed in the re-read of the U.S. magnetic resonance images ("MRI") study, (2) the safety of ADCON-L, which will be evaluated by the independent auditor based on a review of preclinical safety studies, adverse events in the U.S. clinical study and medical complaints reported to the Company from surgeons using ADCON-L since its introduction and
(3) the manufacturing procedures and test results including the modified container related to the Company's voluntary recall of ADCON-L and ADCON-T/N. The raw material's modified container is a manufacturing process change which will require FDA review and due to the AIP status, the timing of such review and the commercial relaunch of product in the U.S. is uncertain. In addition, the FDA, at its discretion, may identify other matters of interest that need to be resolved related to AIP status that may impact the timing of the commercial relaunch of the product in the U.S.

Successful relaunch of ADCON-L and ADCON-T/N outside the U.S. is subject to completion of the manufacturing changes noted above resulting from the supplier's modification of the container packaging. The Company intends to submit these manufacturing changes to the respective European regulatory authority.

CONSOLIDATION

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

SHORT AND LONG TERM INVESTMENTS

All of the Company's investments are classified as available-for-sale. Such investments are carried at fair value with unrealized holding gains and losses charged or credited to stockholders' equity. The fair value of each investment is determined by the most recent quoted market price. The amortized cost of corporate debt securities and U.S. treasury securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Laboratory, manufacturing and office equipment and leasehold improvements are depreciated on the straight-line basis over the estimated useful lives. Useful lives for laboratory, manufacturing and office equipment are ten years, seven years and three to five years, respectively. Useful lives for leasehold improvements are the shorter of nine years or the lease period.

PATENTS AND TRADEMARKS

Patents are amortized on the straight-line basis over the shorter of the estimated useful life of the patented technology or seventeen years, beginning at the time the patent is issued. The Company reviews its patents to determine if the expected future operating cash flows to be derived from a patent is less than the carrying value and, if an impairment has occurred, the patent is written-down to its expected future cash flows or, if abandoned, it is written-off in its entirety. Patent expense due to impairments or abandonments was $0, $0.1 million and $0.03 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Trademark costs are amortized on the straight-line basis over the shorter of the estimated useful life of the trademark or ten years beginning at the time the trademark is granted.

LONG-LIVED ASSETS

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable based upon a number of factors including an appraisal, market value of similar assets or anticipated future cash flows. If the undiscounted, expected future operating cash flows are less than the carrying value of the asset, an impairment loss is recognized at that time. The Company did not recognize any impairment losses in 2000.

REVENUE RECOGNITION

The Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" in the fourth quarter of 2000. The effect of adopting SAB No. 101 was not significant. The Company recognizes three types of revenue as follows:

Net product sales

The Company recognizes sales when the product is shipped, which is when title transfers. At the time of sale, the Company records a provision as a reduction from net product sales for estimated product returns, rebates and discounts. The Company recorded a provision of $3.0 million, $0.1 million and $0.3 million in 2000, 1999 and 1998, respectively, for estimated product returns, rebates and discounts. In 2000, $2.4 million of the provision related specifically to estimated product returns associated with the product recall in January 2001.

Research contracts

Revenue from the research collaboration agreements are recognized in the period in which the costs are incurred. Periodic research funding payments received, which are related to future performance, are deferred and recognized as income when the associated costs are incurred.

Government grants

Revenues from government grants are recognized in the period in which costs are incurred.

RESEARCH AND DEVELOPMENT

Research and development expenditures are expensed when incurred. Research and development expenses for the years ended December 31, 2000, 1999 and 1998 were $9.4 million, $12.8 million and $10.1 million, respectively.

STOCK-BASED COMPENSATION TO EMPLOYEES AND NON-EMPLOYEES

The Company accounts for stock-based compensation related to employees in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation and Interpretations of APB Opinion No. 25."

The Company accounts for stock-based compensation related to non-employees in accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Compensation expense for stock and stock options issued to non-employees was $0.4 million, $0.5 million and $0.1 in 2000, 1999 and 1998, respectively.

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

B. BASIS OF PRESENTATION-GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred annual losses and negative cash flows from operations since inception and has an accumulated deficit of $59.1 million at December 31, 2000. In January 2001, the Company recalled its primary products, ADCON-L and ADCON-T/N, and discontinued sale of these products. These factors raise substantial doubt about its ability to continue as a going concern. The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, recommencing commercial sales of its products, validation of the Solon, Ohio manufacturing facility for commercial distribution in the U.S., the outcome of pending litigation

(see Note O) and its ability to realize the full potential of its technology and its drug candidates. The Company is in discussion with several potential strategic alliance partners to further the development of drug candidates in its pipeline. In addition, management is pursuing certain equity and debt financing alternatives to raise additional funds. However, there can be no assurance that any alliances or funding alternatives will be consummated as these alternatives may be dependent upon other factors including, without limitation, market conditions, and such alliances or financing may not be available or be available on acceptable terms. The Company's ability to raise additional funds through these alternatives may also depend upon obtaining regulatory approval to recommence sales of ADCON-L and ADCON-T/N, which is dependent upon the outcomes of the FDA review and assessment of the Company's clinical data and the timeliness of FDA review due to AIP status.

There can be no assurance that the Company will obtain these additional funds to continue as a going concern. No adjustments to the amounts or classifications of assets and liabilities, which could result from the outcome of this uncertainty, are reflected in the financial statements.

C. INVESTMENTS

Short-term and long-term investments at December 31, 2000 and 1999 are as follows (in thousands):

                                                                           GROSS UNREALIZED
                                                     -------------------------------------------------------------
                                                     AMORTIZED COST    HOLDING GAIN    HOLDING LOSS     FAIR VALUE
                                                     --------------    ------------    ------------     ----------
December 31, 2000 Available-for-Sale:
   Corporate debt securities ........                   $  7,240        $     19                          $  7,259
   U.S. Treasury securities .........                      3,877              13         $     (5)           3,887
                                                        --------        --------         --------         --------
                                                        $ 11,117        $     32         $     (5)        $ 11,146
                                                        ========        ========         ========         ========

December 31, 1999 Available-for-Sale:
   Corporate debt securities ........                   $ 14,823        $      2         $    (19)        $ 14,806
   U.S. Treasury securities .........                      2,696                              (38)           2,658
                                                        --------        --------         --------         --------
                                                        $ 17,519        $      2         $    (57)        $ 17,464
                                                        ========        ========         ========         ========


Maturities of short-term and long-term investments classified as available-for-sale securities at December 31, 2000 were as follows (in thousands):

                                                                                  AMORTIZED COST          FAIR VALUE
                                                                                  --------------          ----------
Due in one year or less........................................................    $        7,499         $      7,504
Due  in  one to three years....................................................             3,618                3,642
                                                                                   --------------         ------------
                                                                                   $       11,117         $     11,146
                                                                                   ==============         ============

D. INVENTORIES

At December 31, 2000 and 1999, inventories, net of reserves, consisted of (in thousands):

                                                                                     DECEMBER 31,
                                                                          -----------------------------------
                                                                              2000                   1999
                                                                          --------------         ------------
Raw material..........................................................    $        2,315         $      4,550
Work-in-process.......................................................                                    205
Finished goods........................................................                                    599
                                                                          --------------         ------------
                                                                          $        2,315         $      5,354
                                                                          ==============         ============

The Company obtains one of its raw materials used in the production of ADCON-L and ADCON-T/N from a single supplier. Due to the voluntary recall by the supplier of the raw material, the Company recorded a provision of $1.7 million in the fourth quarter of 2000. The inventory obsolescence reserve was $2.4 million and $0.8 million at December 31, 2000 and 1999, respectively. The Company utilizes a sole third party manufacturer, European Medical Contract Manufacturing, for the manufacture of its worldwide commercial distribution requirements of ADCON-L and ADCON-T/N. The Company's Solon,

Ohio, manufacturing facility is approved for commercial distribution of ADCON-L to all European Economic Area countries as well as other countries in the world, except the U.S. The Company intends to utilize this facility to meet its clinical and potential future commercial manufacturing requirements for ADCON-P and ADCON-A, as well as to supplement the distribution requirements of ADCON-L. Due to the Company's current regulatory status, it is unknown when the Solon, Ohio facility will become operational for commercial distribution of product in the U.S.

E. PROPERTY AND EQUIPMENT

At December 31, 2000 and 1999, property and equipment consisted of (in thousands):

                                                                                               DECEMBER 31,
                                                                                   -----------------------------------
                                                                                         2000                1999
                                                                                   -----------------    --------------
Laboratory equipment...........................................................    $           1,479    $        1,419
Manufacturing equipment........................................................                1,750             1,452
Office equipment...............................................................                1,216             1,027
Leasehold improvements.........................................................                1,906             1,749
                                                                                   -----------------    --------------
                                                                                               6,351             5,647
Accumulated depreciation and amortization......................................               (3,154)           (2,414)
                                                                                   ------------------   --------------
Property and equipment, net....................................................    $           3,197    $        3,233
                                                                                   =================    ==============

F. OTHER ASSETS

At December 31, 2000 and 1999, other assets consisted of (in thousands):


                                                                                               DECEMBER 31,
                                                                                   -----------------------------------
                                                                                        2000                 1999
                                                                                   -----------------    --------------
Patent cost, net of accumulated amortization of $138
    at December 31, 2000 and $125 at December 31, 1999.........................    $             992    $          791
Trademark cost, net of accumulated amortization of $30
    at December 31, 2000 and $25 at December 31, 1999..........................                   37                40
Other   .......................................................................                   14                14
                                                                                   -----------------    --------------
                                                                                   $           1,043    $          845
                                                                                   =================    ==============

G. FINANCING ARRANGEMENTS

Rent expense relating to operating leases for the Company's corporate office space and Solon manufacturing plant was $0.6 million, $0.5 million and $0.4 million in 2000, 1999 and 1998, respectively. Future annual minimum lease commitments at December 31, 2000 are as follows (in thousands):

2001........................................       $          522
2002........................................                  629
2003........................................                  629
2004........................................                  636
2005........................................                  116
Thereafter..................................                  385
                                                   --------------
                                                   $        2,917
                                                   ==============

H. INCOME TAXES

At December 31, 2000, the Company has available federal net operating loss carryforwards of $41.3 million. In addition, the Company has $4.2 million in research and development tax credit carryforwards. Such losses and carryforwards may be used to reduce future tax liabilities and expire at various dates between 2003 and 2020. The Company has offset the tax benefit of the net operating loss and tax credit carryforwards and other deferred tax assets with a valuation allowance as realization of the benefits is not assured due to the Company's history of operating losses.

The Company's net deferred tax assets and liabilities consist of the following (in thousands):

                                                                                               DECEMBER 31,
                                                                                   -----------------------------------
                                                                                          2000               1999
                                                                                   -----------------    --------------
Deferred tax assets:
    Amortization of capitalized research and development expenses for tax......    $           2,380    $        3,060
    Research and development tax credit carryforwards..........................                4,196             3,577
    Federal and state operating tax loss carryforwards.........................               17,589            12,644
    Other......................................................................                2,361             1,296
                                                                                   -----------------    --------------
Total deferred tax assets......................................................               26,526            20,577
Deferred tax liabilities.......................................................                 (359)             (283)
                                                                                   -----------------------------------
Net deferred tax assets........................................................               26,167            20,294
Valuation allowance............................................................              (26,167)          (20,294)
                                                                                   ------------------   --------------
Net deferred taxes.............................................................    $               0    $            0
                                                                                   =================    ==============

Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss and research and development tax credit carryforwards for tax purposes may be subject to an annual limitation if a cumulative change in ownership of more than 50% occurs over a three-year period.

I. RIGHTS PLAN

On July 1, 1997, the Company declared a dividend distribution of one right (a "Right") for each outstanding share of Common Stock. The terms of the Rights are set forth in the Rights Agreement, dated July 1, 1997, between the Company and a rights agent. The Rights generally will become exercisable and allow a holder to acquire Common Stock at a discounted price if a person or group acquires 15% or more of the outstanding shares of Common Stock of the Company. The Rights Agreement was amended in November 1999 to allow a certain holder to acquire up to 20% of the outstanding shares of Common Stock without Rights becoming exercisable. The Company is also subject to provisions of state law which will prohibit the Company from engaging in any "business combination" with a person who, together with affiliates and associates, owns 15% or more of the Company's Common Stock (an "Interested Stockholder") for a period of three years following the date that such person became an Interested Stockholder, unless the business combination is approved in a prescribed manner or certain other requirements are satisfied. In addition, the Rights Agreement was further amended in May 2000, which made the provisions of such Rights Agreement inapplicable to the transactions contemplated by the merger agreement with Guilford Pharmaceuticals, Inc.

J. STOCK OPTION PLANS

The Company has an Amended and Restated 1989 Stock Option Plan for employees and stock option plans for members of the Company's Board of Directors. These plans provide for the granting of 2,120,000 options to employees and 540,000 options to Directors. These options generally vest over a three or four year period and become exercisable in part one year after date of grant and expire at the end of ten years. At December 31, 2000, there were 477,887 options available for future grants.

A summary of the status of the Company's stock option plans as of December 31, 2000, 1999 and 1998 and changes during the years then ended is presented below (in thousands, except per share amounts):

                                                          2000                       1999                          1998
                                             ----------------------------   ----------------------------  --------------------------
                                                              WEIGHTED-                    WEIGHTED-                   WEIGHTED-
                                                               AVERAGE                      AVERAGE                     AVERAGE
                                                           EXERCISE PRICE                 EXERCISE PRICE              EXERCISE PRICE
                                               SHARES         PER SHARE        SHARES       PER SHARE        SHARES     PER SHARE
                                             ------------  --------------   ------------  --------------  ----------- --------------

Outstanding at beginning of year..........          1,638       $13.65             1,125      $  8.67           1,110      $ 7.56
Granted...................................            921         7.67               683        19.83             131       17.66
Exercised.................................           (204)        7.44              (124)        3.75             (85)       7.23
Canceled..................................           (325)       18.80               (46)       10.16             (31)      11.15
                                             -------------     -------      ------------      -------     -----------      ------
Outstanding at end of year................          2,030      $ 10.75             1,638      $ 13.65           1,125      $ 8.67
                                             ============      =======      ============      =======     ===========      ======
Options exercisable at year-end...........            752                            766                          723
Weighted-average fair value
    of options granted during the year....   $       5.28                   $      14.03                  $     11.16

The following table summarizes information about options outstanding at December 31, 2000 (in thousands, except number of years and per share amounts):

                                                                           OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                                                      ---------------------------  --------------------------
                                                                       WEIGHTED-
                                                                        AVERAGE       WEIGHTED-                  WEIGHTED-
RANGE OF                                                               REMAINING       AVERAGE                    AVERAGE
EXERCISE                                               NUMBER         CONTRACTUAL  EXERCISE PRICE    NUMBER    EXERCISE PRICE
PRICES                                               OUTSTANDING      LIFE (YRS)      PER SHARE    EXERCISABLE   PER SHARE
------                                               -----------      ----------   -------------- ------------ --------------
$   0-5.........................................              33            6.58     $    3.90             13    $   3.35
    5-10........................................           1,404            8.01          7.87            510        8.13
    10-28.......................................             593            8.14         17.96            229       16.62
                                                    ------------       ---------     ---------    -----------    --------
                                                           2,030            8.02     $   10.75            752    $  10.64
                                                    ============       =========      ========    ===========     =======

At December 31, 2000, 2,128,233 shares of common stock are reserved for issuance under the stock options plans.

The Company applies APBO No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the fixed stock option plans to employees in 2000, 1999 or 1998, except for modifications made in 1999 to certain stock options previously granted to terminated employees, which resulted in expense of $0.4 million. Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                                     YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------------
                                                                          2000                  1999                1998
                                                                       ---------              ---------           ---------
Net loss....................................  As reported              $(12,919)                $(395)            $(3,758)
                                              Pro forma                $(14,803)              $(2,818)            $(5,012)
Basic and diluted net loss per
    common share............................  As reported                $(1.35)               $(0.04)             $(0.44)
                                              Pro forma                  $(1.55)               $(0.30)             $(0.59)

For pro forma calculations, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                            2000                     1999                  1998
                                                        ------------           ------------            ------------
Expected volatility...........................               84%                    87%                     77%
Risk-free interest rates......................           5.03-6.44%             4.68 -6.36%             4.31-5.60%
Expected life.................................          4 or 5 years           4 or 5 years            4 or 5 years

K. BUSINESS SEGMENT

The Company operates in one business segment. It is engaged in the development and commercialization of the Company's principal products, the ADCON family, which are medical devices designed to inhibit scarring and adhesion following surgery. Prior to the product recall, the Company sold ADCON products to independent distributors in approximately 33 countries outside the United States and directly to surgeons and hospitals in the United States. The Company does not have foreign facilities and therefore does not measure operating profit or loss from foreign sales.

Domestic and foreign net product sales are as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            2000          1999         1998
                                                          --------      --------     --------
Domestic ............................................     $ 21,525      $ 23,244     $ 11,648
Foreign .............................................        3,988         3,251        2,278
Provision for sales returns related to product recall       (2,400)
                                                          --------      --------     --------
Net product sales ...................................     $ 23,113      $ 26,495     $ 13,926
                                                          ========      ========     ========

L. RESEARCH COLLABORATION AGREEMENTS

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

M. RESEARCH, CLINICAL TRIAL, CONSULTING AND LICENSE AGREEMENTS

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

As of December 31, 2000, minimum commitments under research, clinical trial and consulting agreements are $2.1 million for 2001.

N. MERGER RELATED AND SEVERANCE COSTS

On May 30, 2000, Guilford Pharmaceuticals Inc. ("Guilford") and the Company announced that they had entered into a definitive merger agreement. Subsequently, the Company announced on August 28, 2000 that the two parties had agreed to a mutual termination of the merger agreement. The Company incurred $6.3 million in 2000 of costs associated with the merger and subsequent termination of the merger agreement, which consisted of $4.5 million related to a lease settlement and $1.8 million related to professional services.

Guilford informed the Company that the decision to terminate the merger agreement was based primarily on the issuance by the FDA of inspectional observations contained in a FDA Form 483. The FDA report was issued to the Company on August 23, 2000 after an audit by the FDA of a post-approval clinical trial of ADCON-L, in which certain observations identified that good clinical practices had not been uniformly followed.

On September 25, 2000, the Board of Directors announced that Thomas O. Oesterling, Ph.D. retired as President and Chief Executive Officer. In addition, as of such date, Michael A. Zupon, Ph.D., Executive Vice President of Research and

Development, and Raymond P. Silkaitis, Ph.D., Vice President of Regulatory Affairs, resigned. The Company incurred $1.2 million in severance costs associated with these former employees. At December 31, 2000, the Company had $.9 million of accrued severance costs.

In December 1999, the Company recorded $0.8 million related to severance arrangements with two former employees.

O. SETTLEMENT OF CLAIM, LITIGATION AND CONTINGENCIES

To date, twelve plaintiffs, on behalf of each such party and all other persons similarly situated, have filed ten class action lawsuits against the Company, certain of its officers and certain former officers in the United States District Court for the Northern District of Ohio alleging violation of the federal securities laws. These complaints allege that the Company, certain officers and certain former officers failed to disclose material facts in connection with the termination of the merger agreement that had been entered into with Guilford and from certain inspectional observations by the FDA contained in a Form 483. These complaints seek compensatory damages in an unspecific amount, fees and expenses related to such class action and the granting of extraordinary equitable and/or injunctive relief, including, without limitation, rescission.

The Company, certain officers and certain former officers filed a motion to consolidate these actions and certain plaintiffs have moved for the appointment of lead plaintiff and lead counsel. The Company has been granted leave to respond to the complaints until after appointment of lead plaintiff. These motions are currently pending in the United States District Court for the Northern District of Ohio.

On March 13, 2001, Geri Fried filed on behalf of the Company, as a nominal defendant, a derivative stockholder lawsuit against certain members and former members of the board of directors of the Company and certain former officers of the Company in the Court of Common Pleas of Cuyahoga County, Ohio. The complaint alleges, among other things, breach of fiduciary duty, gross mismanagement and constructive fraud. The complaint seeks unspecific compensatory and punitive damages from the individual defendants and fees and expenses.

On January 29, 2001, Kenneth Rubenstein filed a lawsuit against the Company, Clinipad Corporation and Lutheran General Hospital in the Circuit Court of Cook County, Illinois County Department, Law Division alleging certain product liability claims as a result of the use of ADCON-L during surgery. The complaint alleges that as a result of being administered ADCON-L during lumbar disc surgery, Mr. Rubenstein suffered a post-surgical infection resulting in continuous pain, discomfort and permanent injury. The complaint seeks unspecified monetary damages from the Company in an amount in excess of $0.05 million.

On October 20, 2000, Mark A. Reichl filed a lawsuit against the Company and certain of its subsidiaries, officers, directors and employees, Praxa Pharmaceuticals and one of its employees, John A. Kona, M.D. and The Williamsburg Community Hospital, Incorporated in the Circuit Court for the City of Williamsburg, Virginia alleging certain products liability claims as a result of the use of ADCON-L during surgery. The lawsuit alleges that as a result of being administered ADCON-L during lumbar spinal surgery, Mr. Reichl has suffered personal injury, pain and suffering, disability and loss of income. The demand for judgment seeks compensatory and consequential damages in the amount of $30.0 million and punitive damages in the amount of $100.0 million.

The Company has also been advised by the FDA of an ongoing government investigation related to past integrity issues and areas of FDA concern. Although the scope and specific topics of this investigation are not known at this time, this investigation could result in potential civil or criminal penalties being filed against the Company or its employees. The Company intends to cooperate with this investigation to resolve these questions as quickly as possible.

The National Association of Securities Dealers (the "NASD") is conducting a review of certain trading activity in Company stock prior to the August 2000 announcement of the termination of the proposed merger with Guilford. The Company is cooperating with the NASD in this review.

Each of the above lawsuits are in the early stages of development. As a result, management is unable to estimate the probability or the amount of loss, if any, of these lawsuits. In addition, from time to time, the Company may be involved in various disputes arising in the ordinary course of business. In management's opinion, if an unfavorable resolution of these matters occurs, depending on the amount and timing, the Company's financial position, results of operations or cash flows could be materially impacted.

In June 2000, Cartech Company, LTD. filed a lawsuit against Gliatech and Guilford alleging breach of and interference breach of and interference with Gliatech's build-to-suit lease agreement with Cartech. The parties subsequently entered into a Settlement Agreement to resolve the litigation. As a result of the execution of the Settlement Agreement, the lawsuit was dismissed by Cartech without prejudice. The parties agreed to a full mutual release of claims and termination of the existing build-to-suit lease and Cartech also agreed to abstain from further legal action against Gliatech or Guilford. In accordance with the terms of the Settlement Agreement, Gliatech paid Cartech $4.5 million on September 6, 2000 after the termination of the merger agreement with Guilford.

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

P. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for 2000, 1999 and 1998 (in thousands, except shares and per share amounts):

Basic and Diluted Earnings Per Share Computation

                                                           YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------
                                               2000                 1999                   1998
                                         -----------------      ----------------      -----------
Net loss ...........................     $         (12,919)     $           (395)     $    (3,758)
                                         =================      ================      ===========
Weighted average common shares .....             9,564,315             9,472,532        8,511,014
                                         =================      ================      ===========
Basic and diluted net loss per share     $           (1.35)     $          (0.04)     $     (0.44)
                                         =================      ================      ===========

Securities that could potentially dilute net income per share in future periods totaled 340,756, 641,111 and 459,932 for 2000, 1999 and 1998, respectively. Such shares were not included in the computation of diluted net loss per share for the periods presented because to do so would have been antidilutive.

Q. YEAR END ADJUSTMENTS (UNAUDITED)

In the fourth quarter of 2000, the Company recorded certain non-recurring and year-end adjustments that reduced net product sales, cost of products sold and selling, general and administrative expenses. The Company recorded a provision of $2.4 million for sales returns related to the product recall. The Company also recorded a $1.7 million provision for obsolete inventory. The inventory was determined to be obsolete as it was manufactured with a raw material that was recalled by a supplier.

In the fourth quarter of 1999, the Company recorded certain non-recurring and year-end adjustments that reduced selling, general and administrative expenses. In the fourth quarter, the Company settled a claim with a former distributor of ADCON-L for approximately $0.2 million. The Company had previously recorded an accrual for this loss contingency of $0.4 million. The Company reduced its bad debt allowance by $0.3 million due to a more favorable collection history than originally anticipated. The Company also reduced its year end bonus accrual by $0.5 million due to fourth quarter losses caused by the Company being unable to ship ADCON-L to its U.S. customers for the last two months of the year. These changes in estimates were offset by a non-recurring expense of $0.8 million related to severance arrangements with former employees.

R. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          Three Month Periods Ended
                                      ---------------------------------------------------------------------------
                                            March             June             September            December
                                      ---------------   ---------------   ----------------    -------------------
                                        2000     1999     2000     1999    2000     1999         2000     1999
                                      ------   ------   -------  ------   -------   ------    -------     -------
Net Product Sales                     $6,832   $7,756    $7,035  $7,929    $6,088   $8,054    $3,1582     $2,756
Cost of Products Sold                  1,202    1,147     1,165   1,148     2,386    1,344     3,7503      1,334
Operating (Loss) Income                (153)      221     (502)     644   (6,943)1     722    (6,347)     (3,441)
Net Income (Loss)                        117      474     (230)     950   (6,677)1   1,106    (6,128)     (2,925)
Basic Earnings (Loss) per Share        $0.01    $0.05   $(0.02)   $0.10   $(0.70)    $0.12    $(0.63)     $(0.31)
Diluted Earnings (Loss) per Share      $0.01    $0.05   $(0.02)   $0.09   $(0.70)    $0.11    $(0.63)     $(0.31)


Basic and diluted earnings (loss) per share for each three-month period was calculated on a stand-alone basis. As a result of stock transactions during the periods, the sum of the loss per share for the four quarters of each year may not equal the loss per share for the twelve-month periods.

Note 1: Operating expenses in the third quarter of 2000 included $7.5 million of non-recurring charges related to the proposed merger with Guilford and other severance costs related to former employees. See Note N for further details.

Note 2: Net product sales in the fourth quarter of 2000 included a $2.4 million provision for sales returns related to the product recall. See Note Q for further details.

Note 3: Cost of products sold in the fourth quarter of 2000 included a $1.7 million provision for obsolete inventory. See Note Q for further details.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         Information with respect to Directors of the Company is set forth in the Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference. Information required by Item 401 of Regulation S-K regarding the executive officers of the Company is included as
Item 4A of Part I of this Annual Report on Form 10-K, as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Information with respect to executive compensation is set forth in the Proxy Statement under the heading "Election of Directors" and under the heading "Compensation of Executive Officers," which information is incorporated herein by reference (except for the Compensation Committee Report on Executive Compensation, the Comparative Stock Performance Graph and the Audit Committee Report).

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

         1.      Financial Statements.

                 Report of Independent Auditors

                 Consolidated Balance Sheets at December 31, 2000 and 1999.

                 Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

                 Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

                 Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

                 Notes to Consolidated Financial Statements.

         2. Financial Statement Schedules. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of the independent auditors thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Annual Report on Form 10-K.

                 Schedule II - Valuation and Qualifying Accounts.

                                                                 ADDITIONS
                                                                 ---------
                                               BALANCE AT                     CHARGED TO
                                             BEGINNING OF   CHARGED TO COSTS OTHER ACCOUNTS- DEDUCTIONS-   BALANCE AT END
DESCRIPTION                                      PERIOD        AND EXPENSES   DESCRIBE       DESCRIBE         OF PERIOD
-----------                                  ------------   ---------------- --------------- -----------   --------------
YEAR ENDED DECEMBER 31, 2000
Reserves and allowances deducted from asset
   accounts:

   Allowances for accounts receivable.......    $     26      $   2,034  A                   $     475 C      $   1,585
   Reserve for product recall...............                  $   1,015  A                                    $   1,015
   Inventory obsolescence reserve               $    762      $   2,822  B                   $     382 E      $   2,442

YEAR ENDED DECEMBER 31, 1999
Reserves and allowances deducted from asset accounts:

   Allowances for accounts receivable.......    $    603      $    (348) A                   $     195 C
                                                                                             $      34 D      $      26
   Inventory obsolescence reserve...........    $    383      $     624  B                   $     244 E      $     762

YEAR ENDED DECEMBER 31, 1998
   Reserves and allowances deducted from asset
       accounts:
       Allowance for accounts receivable....    $     42      $     561  A                                    $     603
       Inventory obsolescence reserve.......    $    138      $     245  B                                    $     383

          Note A - Provision (credit) for bad debts and sales returns reserve Note B - Principally the provision for obsolete inventory
          Note C - Sales returns written off against allowance
          Note D - Uncollectible accounts written off
          Note E - Inventories written off against the reserve

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore are omitted.

         3.      Exhibits:


EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
-------                       -----------------------
2.1      Agreement and Plan of Merger, dated as of May 29, 2000 as amended by and among the Company, Guilford Pharmaceuticals, Inc. and St. John
         Development Corp. (incorporated by reference to Exhibit 2.01 to the
         Registration Statement on Form S-4 (Registrations No. 333-39546).

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

4.2 Amendment No. 1, dated as of November 17, 1999, to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as rights agent, is incorporated by reference to Exhibit 4.1 of the Company's Form 8-A/A Amended Registration Statement filed on November
         19, 1999 (File No. 000-20096).

4.3 Amendment No. 2 to the Rights Agreement, dated as of May 29, 2000, by and between Gliatech Inc. and American Stock Transfer and Trust
         Company, as Rights Agent, is hereby incorporated by reference to
         Exhibit 4.1 of the Current Report on Form 8-K, filed on June 2, 2000
         (File No. 0-20096).

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

10.4 Master Commercial Demand Note of the Company to National City Bank, dated September 11, 1996 is incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December
         31, 1996 (File No. 0-20096).


*10.5 Employment letter between the Company and Thomas O. Oesterling, Ph.D., dated May 19, 1989 is incorporated by reference to Exhibit 10.7 of the Company's Form S-1 Registration Statement filed September 1, 1995
         (Registration No. 33-96460).

*10.6    Employment letter between the Company and Mr. Rodney E. Dausch, dated
         February 7, 1995 is incorporated by reference to Exhibit 10.9 of the Company's Form S-1 Registration Statement filed September 1, 1995
         (Registration No. 33-96460).

*10.7 The Company's Amended and Restated 1989 Stock Option Plan is incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A for the year ended December 31, 1998 (File No.
         0-20096).

*10.8 The Company's 1992 Directors Stock Option Plan is incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration
         Statement filed September 1, 1995 (Registration No. 33-96460).

*10.9    The Company's Amended and Restated 1995 Nonemployee Directors Stock
         Option Plan is incorporated by reference to Exhibit B of the Company's
         Proxy Statements on Schedule 14A for the year ended December 31, 1998
         (File No. 0-20096).

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

10.15 Amended Form of Distribution Agreement between the Company and various of its distributors is incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December
         31, 1996 (File No. 0-20096).

*10.16 Employment letter between the Company and Michael A. Zupon, Ph.D., dated April 19, 1993 is incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December
         31, 1996 (File No. 0-20096).

10.17 Development and Exclusive License Agreement, dated December 10, 1996, between the Company and Chugai Pharmaceutical Company, Ltd. is incorporated by reference to Exhibit 10.20 of the Company's Annual
         Report on Form 10-K for the year ended December 31, 1997 (File No.
         0-20096).

10.18    Form of Indemnification Agreement is incorporated by reference to
         Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-20096).

10.19 Amended Form of U.S. Manufacturer's Representative Agreement is incorporated by reference to Exhibit 10.1 of the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 2000 (File No.
         0-20096).

10.20 Research Agreement, dated as of October 13, 1998, between the Company and Janssen Pharmaceutica, N.V. is incorporated by reference to Exhibit
         10.23 of the Company's Annual Report on Form 10-K for the year ended
         December 31, 1998 (File No. 0-20096).

10.21    Research Collaboration, Option and License Agreement, dated as of
         December 23, 1999, by and between the Company and Abgenix, Inc.
         (certain portions of this exhibit have been omitted and were filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment) is incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-20096).

*10.22 Form of Severance Agreement (in a Change of Control) is incorporated by reference to Exhibit 10.21of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-20096).

*10.23 Separation Agreement and General Release, dated December 7, 1999, by and between the Company and Jon D. Schoeler is incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-20096).

*10.24 Separation Agreement and General Release, dated January 12, 2000, by and between the Company and John A. Redmond is incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-20096).

10.25    Agreement dated as of September 25, 2000 entered into by Thomas O.
         Oesterling, Ph.D. and the Company is incorporated by reference to
         Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-20096).

10.26    Agreement dated as of September 25, 2000 entered into by Michael A.
         Zupon, Ph.D. and the Company is incorporated by reference to Exhibit
         10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-20096).

10.27    Agreement dated as of September 25, 2000 entered into by Raymond P.
         Silkaitis, Ph.D. and the Company is incorporated by reference to
         Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-20096).

10.28 Directors' Equity Plan is incorporated by reference to Exhibit A attached to the Company's Proxy Statement in Schedule 14A for the year ended December 31, 1999 (File No. 0-20096).

10.29 Employment Agreement dated as of December 18, 2000 by and between the Company and Steven L. Basta.

10.30 Supply Agreement, dated as of January 10, 2001, entered into by and between Gliatech Medical Inc. and Pharmacia Corporation.

10.31    Form of Severance Agreement.

10.32 Fifth Amendment to Lease and Addendum to Lease, dated December 27, 2000 by and between Gliatech R&D, Inc. and Commerce Corners Associates.

21.1     Subsidiaries of the Company.

23.1     Consent of Ernst & Young LLP.

24.1     Powers of Attorney.

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

         (b)      Reports on Form 8-K.

                  During the quarter ended December 31, 2000, the Company filed one Current Report on Form 8-K, dated as of October 16, 2000, relating to the Form 483.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GLIATECH INC.

                                   BY: /s/ THOMAS F. BARNISH
                                   Thomas F. Barnish
                                   Vice President and Chief Financial Officer

                                   DATE: March 23, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                             TITLE                                   DATE
                 ---------                                             -----                                   ----
                    *
----------------------------------------
             Robert P. Pinkas                        Chairman and Chief Executive                         March 23, 2001
                                                     Officer (Principal Executive
                                                     Officer) and Director

/s/          THOMAS F. BARNISH
----------------------------------------
             Thomas F. Barnish                       Vice President and Chief                             March 23, 2001
                                                     Financial Officer (Principal
                                                     Financial Officer and Principal
                                                     Accounting Officer)
                     *
----------------------------------------
              Steven L. Basta                        Director                                             March 23, 2001

                     *
----------------------------------------
             William A. Clarke                       Director                                             March 23, 2001

                     *
----------------------------------------
            Ronald D. Henriksen                      Director                                             March 23, 2001

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By: /s/ THOMAS F. BARNISH                                         March 23, 2001
THOMAS F. BARNISH, ATTORNEY-IN-FACT

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
-------  -----------------------
2.1      Agreement and Plan of Merger, dated as of May 29, 2000 as amended by and among the Company, Guilford Pharmaceuticals, Inc. and St. John
         Development Corp. (incorporated by reference to Exhibit 2.01 to the
         Registration Statement on Form S-4 (Registrations No. 333-39546).

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

4.4 Amendment No. 1, dated as of November 17, 1999, to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as rights agent, is incorporated by reference to Exhibit 4.1 of the Company's Form 8-A/A Amended Registration Statement filed on November
         19, 1999 (File No. 000-20096).

4.5 Amendment No. 2 to the Rights Agreement, dated as of May 29, 2000, by and between Gliatech Inc. and American Stock Transfer and Trust
         Company, as Rights Agent, is hereby incorporated by reference to
         Exhibit 4.1 of the Current Report on Form 8-K, filed on June 2, 2000
         (File No. 0-20096).

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

10.4 Master Commercial Demand Note of the Company to National City Bank, dated September 11, 1996 is incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December
         31, 1996 (File No. 0-20096).

*10.5 Employment letter between the Company and Thomas O. Oesterling, Ph.D., dated May 19, 1989 is incorporated by reference to Exhibit 10.7 of the Company's Form S-1 Registration Statement filed September 1, 1995
         (Registration No. 33-96460).

*10.6    Employment letter between the Company and Mr. Rodney E. Dausch, dated
         February 7, 1995 is incorporated by reference to Exhibit 10.9 of the Company's Form S-1 Registration Statement filed September 1, 1995
         (Registration No. 33-96460).

*10.7 The Company's Amended and Restated 1989 Stock Option Plan is incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A for the year ended December 31, 1998 (File No.
         0-20096).

*10.8 The Company's 1992 Directors Stock Option Plan is incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration
         Statement filed September 1, 1995 (Registration No. 33-96460).

*10.9    The Company's Amended and Restated 1995 Nonemployee Directors Stock
         Option Plan is incorporated by reference to Exhibit B of the Company's
         Proxy Statements on Schedule 14A for the year ended December 31, 1998
         (File No. 0-20096).

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

10.15 Amended Form of Distribution Agreement between the Company and various of its distributors is incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December
         31, 1996 (File No. 0-20096).

*10.16 Employment letter between the Company and Michael A. Zupon, Ph.D., dated April 19, 1993 is incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December
         31, 1996 (File No. 0-20096).

10.17 Development and Exclusive License Agreement, dated December 10, 1996, between the Company and Chugai Pharmaceutical Company, Ltd. is incorporated by reference to Exhibit 10.20 of the Company's Annual
         Report on Form 10-K for the year ended December 31, 1997 (File No.
         0-20096).

10.18    Form of Indemnification Agreement is incorporated by reference to
         Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-20096).

10.19 Amended Form of U.S. Manufacturer's Representative Agreement is incorporated by reference to Exhibit 10.1 of the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 2000 (File No.
         0-20096).

10.20 Research Agreement, dated as of October 13, 1998, between the Company and Janssen Pharmaceutica, N.V. is incorporated by reference to Exhibit
         10.23 of the Company's Annual Report on Form 10-K for the year ended
         December 31, 1998 (File No. 0-20096).

10.21    Research Collaboration, Option and License Agreement, dated as of
         December 23, 1999, by and between the Company and Abgenix, Inc.
         (certain portions of this exhibit have been omitted and were filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment) is incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-20096).

*10.22 Form of Severance Agreement (in a Change of Control) is incorporated by reference to Exhibit 10.21of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-20096).

*10.23 Separation Agreement and General Release, dated December 7, 1999, by and between the Company and Jon D. Schoeler is incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-20096).

*10.24 Separation Agreement and General Release, dated January 12, 2000, by and between the Company and John A. Redmond is incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-20096).

10.25    Agreement dated as of September 25, 2000 entered into by Thomas O.
         Oesterling, Ph.D. and the Company is incorporated by reference to
         Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-20096).

10.26    Agreement dated as of September 25, 2000 entered into by Michael A.
         Zupon, Ph.D. and the Company is incorporated by reference to Exhibit
         10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-20096).

10.27    Agreement dated as of September 25, 2000 entered into by Raymond P.
         Silkaitis, Ph.D. and the Company is incorporated by reference to
         Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-20096).

10.28 Directors' Equity Plan is incorporated by reference to Exhibit A attached to the Company's Proxy Statement in Schedule 14A for the year ended December 31, 1999 (File No. 0-20096).

10.29 Employment Agreement dated as of December 18, 2000 by and between the Company and Steven L. Basta.

10.30 Supply Agreement, dated as of January 10, 2001, entered into by and between Gliatech Medical Inc. and Pharmacia Corporation.

10.31    Form of Severance Agreement.

10.32 Fifth Amendment to Lease and Addendum to Lease, dated December 27, 2000 by and between Gliatech R&D, Inc. and Commerce Corners Associates.

21.1     Subsidiaries of the Company.

23.1     Consent of Ernst & Young LLP.

24.1     Powers of Attorney.


* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.