Form 10-Q
period 2001-03-31
GLIATECH INC
filed 2001-05-15
CIK 885741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (mark one)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE PER SHARE, AS OF MAY 7, 2001 WAS 9,682,637 SHARES.

                         GLIATECH INC. AND SUBSIDIARIES

                                      INDEX


PART I.                                FINANCIAL INFORMATION                                            PAGE
                                                                                                        ----

Item 1        Financial Statements (unaudited):

              Consolidated Balance Sheets -
              March 31, 2001 and December 31, 2000

              Consolidated Statements of Operations -
              for the three months ended March 31, 2001 and 2000

              Consolidated Statements of Cash Flows - for the three months ended
              March 31, 2001 and 2000

              Notes to Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3        Quantitative and Qualitative Disclosures About Market Risk


PART II.                               OTHER INFORMATION

Item 1        Legal Proceedings

Item 2        Changes in Securities

Item 6        Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         GLIATECH INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

 (In thousands)                                                                MARCH 31,         DECEMBER 31,
                                                                                  2001               2000
                                                                             ------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                     $   2,893          $     960
 Short-term investments                                                            6,283              7,504
 Accounts receivable, less allowances of
     $200 in 2001 and $1,585 in 2000                                                 329              1,771
 Inventories                                                                       2,348              2,315
 Prepaid expenses and other                                                          506                744
                                                                               ---------          ---------
Total current assets                                                              12,359             13,294

Long term investments                                                                                 3,642
Property and equipment, net                                                        3,046              3,197
Other assets, net                                                                  1,064              1,043
                                                                               ---------          ---------
TOTAL ASSETS                                                                 $    16,469        $    21,176
                                                                             ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                            $     3,644         $    1,026
 Accrued expenses                                                                  2,468              2,814
 Reserve for product recall                                                                           1,015
 Accrued research contracts                                                           46                154
 Accrued clinical trial costs                                                        646                664
                                                                               ---------          ---------
 Total current liabilities                                                         6,804              5,673

Stockholders' equity:
 Common stock                                                                         97                 97
 Additional paid-in capital                                                       74,476             74,465
 Accumulated other comprehensive income                                               42                 27
 Accumulated deficit                                                            (64,950)           (59,086)
                                                                               ---------          ---------
 Total stockholders' equity                                                        9,665             15,503
                                                                               ---------          ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $    16,469        $    21,176
                                                                             ===========        ===========

See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
(In thousands, except share and per share data)                                              MARCH 31,
                                                                                      2001               2000
                                                                                   -----------          ---------
REVENUES
Net product sales                                                                  $          -        $    6,831
Government grants                                                                             -               243
                                                                                    -----------         ---------
          Total revenues                                                                      -             7,074

OPERATING COSTS AND EXPENSES
Cost of products sold (see Note 5)                                                        1,365             1,202
Research and development                                                                  2,362             2,573
Selling, general and administrative                                                       2,336             3,452
                                                                                    -----------         ---------
          Total operating costs and expenses                                              6,063             7,227
                                                                                    -----------         ---------
Loss from operations                                                                     (6,063)             (153)
Interest income, net                                                                        199               270
                                                                                    -----------         ---------
NET (LOSS) INCOME                                                                   $    (5,864)        $     117
                                                                                    ===========         =========
(Loss) earnings per share
          Basic                                                                     $     (0.61)        $    0.01
                                                                                    ===========         =========
          Diluted                                                                   $     (0.61)        $    0.01
                                                                                    ===========         =========
Average shares outstanding
          Basic                                                                       9,682,637         9,489,341
                                                                                    ===========         =========
          Diluted                                                                     9,682,637         9,698,465
                                                                                    ===========         =========



See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

          (In thousands)                                                THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      2001                2000
                                                                    -------             -------
OPERATING ACTIVITIES
Net (loss) income                                                   $(5,864)            $   117
Adjustments to reconcile net (loss) income to cash
  used in operating activities:
   Depreciation and amortization                                        201                 159
   Provision for losses on accounts receivable                           --                  17
   Compensation from issuance of stock and stock options                 11                  52
   Changes in operating assets and liabilities:
     Accounts receivable                                              1,442              (2,226)
     Inventories                                                        (33)                 (5)
     Government grants receivable and other assets                      238                (155)
     Accounts payable and other liabilities                           1,257                (602)
     Accrued research and clinical trial costs                         (126)               (707)
                                                                    -------             -------
Net cash used in operating activities                                (2,874)             (3,350)
INVESTING ACTIVITIES
Sale of investments                                                   7,977              10,683
Purchase of investments                                              (3,100)             (2,999)
Payment for patent rights and trademarks                                (27)                (57)
Purchase of property and equipment                                      (43)               (276)
                                                                    -------             -------
Net cash provided by investing activities                             4,807               7,351
FINANCING ACTIVITIES
Proceeds from exercise of stock options                                  --                 204
                                                                    -------             -------
Net cash provided by financing activities                                --                 204
                                                                    -------             -------
Increase in cash and cash equivalents                                 1,933               4,205
Cash and cash equivalents at beginning of period                        960               3,350
                                                                    -------             -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 2,893             $ 7,555
                                                                    =======             =======

See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Gliatech Inc. for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission. Certain fiscal 2000 amounts have been reclassified to conform to fiscal 2001 presentation.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred annual losses and negative cash flows from operations since inception and has an accumulated deficit of $65.0 million at March 31, 2001. In January 2001, the Company recalled its primary products, ADCON-L and ADCON-T/N, and discontinued sale of these products due to a recall by a supplier of a raw material used in the production of these products. These factors raise substantial doubt about its ability to continue as a going concern. In April 2001, the Company entered into a financing agreement (see Note 12). The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, recommencing commercial sales of its products, validation of the Solon, Ohio manufacturing facility for commercial distribution in the U.S., the outcome of pending litigation (see Note 8) and its ability to realize the full potential of its technology and its drug candidates. The Company is in discussion with several potential strategic alliance partners to further the development of drug candidates in its pipeline. In addition, management is pursuing other equity and debt financing alternatives to raise additional funds. However, there can be no assurance that any alliances or funding alternatives will be consummated as these alternatives may be dependent upon other factors including, without limitation, market conditions, and such alliances or financing may not be available or be available on acceptable terms. The Company's ability to raise additional funds through these alternatives may also depend upon obtaining regulatory approval to recommence sales of ADCON-L and ADCON-T/N, which is dependent upon the outcomes of the FDA review and assessment of the Company's clinical data and the timeliness of FDA review due to the Application Integrity Policy ("AIP") status.

There can be no assurance that the Company will obtain these additional funds to continue as a going concern. No adjustments to the amounts or classifications of assets and liabilities, which could result from the outcome of this uncertainty, are reflected in the financial statements.


Note 2.           Investments

Short-term and long-term investments classified as available-for-sale at March 31, 2001 and December 31, 2000 are as follows (in thousands):

                                                                      Gross Unrealized
                                            Amortized Cost        Holding Gain       Holding Loss         Fair Value
                                            -------------         ------------       ------------         ----------
March 31, 2001
Corporate debt securities                          $3,241                  $26                $ -             $3,267
U.S. Treasury securities                            3,000                   16                  -              3,016
                                                  -------                  ---                ---            -------
                                                   $6,241                  $42                $ -             $6,283
                                                   ======                  ===                ===             ======
December 31, 2000
Corporate debt securities                          $7,240                  $19                $ -             $7,259
U.S. Treasury securities                            3,879                   13                $(5)             3,887
                                                  -------                  ---                ---            -------
                                                  $11,119                  $32                $(5)           $11,146
                                                  =======                  ===                ====           =======

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

Maturities of short-term investments classified as available-for-sale securities at March 31, 2001 were as follows (in thousands):

                                         Amortized Cost          Fair Value
                                         --------------          ----------
Due in 1 year or less                        $2,501                $2,509
Due in 1-3 years                              3,740                 3,774
                                              -----                 -----
                                             $6,241                $6,283
                                             ======                ======

Investments with maturities in excess of one year have been classified as short-term investments due to management's intentions to utilize these investments to fund current operations.


Note 3.           Inventories

At March 31, 2001 and December 31, 2000, inventories, net of reserves, consisted of (in thousands):

                              March 31,                 December 31,
                                2001                        2000
                                ----                        ----
Raw material                 $     2,348               $       2,315
Work in process
Finished goods
                             -----------               -------------
                             $     2,348               $       2,315
                             ===========               =============

The Company records reserves for obsolete and impaired inventory when items are identified that will not meet either the Company's quality or regulatory validation requirements. The inventory obsolescence reserve was $2.1 million and $2.4 million at March 31, 2001 and December 31, 2000, respectively.


Note 4.           Other Assets

At March 31, 2001 and December 31, 2000, other assets consisted of (in thousands):

                                                             March 31,        December 31,
                                                               2001              2000
                                                              ------            ------
Patent cost, net of accumulated amortization of $156
   at March 31, 2001 and $138 at December 31, 2000            $1,014            $  992
Trademark cost, net of accumulated amortization of $31
   at March 31, 2001 and $30 at December 31, 2000                 36                37
Other                                                             14                14
                                                              ------            ------
                                                              $1,064            $1,043
                                                              ======            ======

Patents are amortized on the straight-line basis over the shorter of the estimated useful life of the patented technology or seventeen years, beginning at the time the patent is issued. The Company reviews its patents to determine if the expected future operating cash flows to be derived from a patent is less than the carrying value. If an impairment has occurred, the patent is written-down to its expected future cash flows or, if abandoned, it is written-off in its entirety. There was no patent expense due to impairments or abandonments for the three-month periods ended March 31, 2001 and 2000, respectively.

Trademark costs are amortized on the straight-line basis over the shorter of the estimated useful life of the trademark or ten years beginning at the time the trademark is granted.

Note 5. Cost of Products Sold

Cost of products sold for the three months ended March 31, 2001 includes $1.1 million of operating and validation costs incurred at the Company's manufacturing facility in Solon, Ohio and its third party contract manufacturer, European Medical Contract Manufacturing B.V., as well as $0.3 million of product recall costs. Cost of products sold for the three months ended March 31, 2000 includes $0.4 million of operating costs incurred at the Company's Solon, Ohio manufacturing facility.


Note 6. Business Segment

The Company operates in one business segment. It is engaged in the development and commercialization of the Company's principal products, the ADCON(R) family, which are medical devices designed to inhibit scarring and adhesion following surgery. Prior to the product recall, the Company sold ADCON(R) products to independent medical device distributors in approximately 33 countries outside the United States and directly to surgeons and hospitals in the United States. The Company does not have foreign facilities and therefore does not measure operating profit or loss from foreign sales.

Domestic and foreign net product sales are as follows (in thousands):

                              Three Months Ended
                                   March 31,
                             2001             2000
                             ----             ----
Domestic                     $  -            $5,859
Foreign                         -               972
                             ----            ------
Net product sales            $  -            $6,831
                             ====            ======

In January 2001, the Company recalled its primary products, ADCON-L and ADCON-T/N, and discontinued sale of these products due to a recall by a supplier of a raw material used in the production of these products.


Note 7. Financial Instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." The adoption of SFAS 133 did not have an effect on the Company's financial position, results of operations or cash flows.

Note 8. Litigation

To date, eleven plaintiffs, on behalf of each such party and all other persons similarly situated, have filed ten class action lawsuits against the Company, certain of its officers and certain former officers in the United States District Court for the Northern District of Ohio alleging violation of the federal securities laws. These complaints allege that the Company, certain officers and certain former officers failed to disclose material facts in connection with the termination of the merger agreement that had been entered into with Guilford and from certain inspectional observations by the FDA contained in a Form 483. These complaints seek compensatory damages in an unspecific amount, fees and expenses related to such class action and the granting of extraordinary equitable and/or injunctive relief, including, without limitation, rescission.

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

On January 29, 2001, Kenneth Rubenstein filed a lawsuit against the Company, Clinipad Corporation and Lutheran General Hospital in the Circuit Court of Cook County, Illinois County Department, Law Division alleging certain product liability claims as a result of the use of ADCON(R)-L during surgery. The complaint alleges that as a result of being administered ADCON(R)-L during lumbar disc surgery, Mr. Rubenstein suffered a post-surgical infection resulting in continuous pain, discomfort and permanent injury. The complaint seeks unspecified monetary damages from the Company in an amount in excess of $0.05 million.

On October 20, 2000, Mark A. Reichl filed a lawsuit against the Company and certain of its subsidiaries, officers, directors and employees, Praxa Pharmaceuticals and one of its employees, John A. Kona, M.D. and The Williamsburg Community Hospital, Incorporated in the Circuit Court for the City of Williamsburg, Virginia alleging certain products liability claims as a result of the use of ADCON(R)-L during surgery. The lawsuit alleges that as a result of being administered ADCON(R)-L during lumbar spinal surgery, Mr. Reichl has suffered personal injury, pain and suffering, disability and loss of income. The demand for judgment seeks compensatory and consequential damages in the amount of $30.0 million and punitive damages in the amount of $100.0 million.

The Department of Justice and the FDA are conducting an ongoing investigation related to, among other things, the Company's handling of potential medical device report events and the U.S. clinical study of Adcon-L. Although the full scope of this investigation is not known at this time, this investigation could result in potential civil or criminal penalties being filed against the Company or its employees. The Company intends to cooperate with this investigation to resolve these questions as quickly as possible.

The National Association of Securities Dealers (the "NASD") is conducting a review of certain trading activity in Company stock prior to the August 2000 announcement of the termination of the proposed merger with Guilford. The Company is cooperating with the NASD in this review.

Each of the above lawsuits is in the early stages of development. As a result, management is unable to estimate the probability or the amount of loss, if any, of these lawsuits. In addition, from time to time, the Company may be involved in various disputes arising in the ordinary course of business. In management's opinion, if an unfavorable resolution of these matters occurs, depending on the amount and timing, the Company's financial position, results of operations or cash flows could be materially impacted.


Note 9.  Comprehensive (Loss) Income

The components of comprehensive (loss) income are as follows (in thousands):

                                                     Three Months Ended
                                                         March 31,
                                                   2001                2000
                                                 -------             -------
Net (loss) income                                $(5,864)            $   117
Unrealized gain (loss) on investments                 15                  (2)
                                                 -------             -------
Total comprehensive (loss) income                $(5,849)            $   115
                                                 =======             =======

Accumulated other comprehensive gain, which is shown as a separate charge to stockholders' equity, was $0.04 million and $0.03 million at March 31, 2001 and December 31, 2000, respectively, and consists entirely of unrealized gains and losses on investments.

Note 10. (Loss) Earnings Per Share Calculation

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

                                                          Three Months Ended
                                                              March 31,
                                                     2001                    2000
                                                  -----------             -----------
Basic Earnings Per Share Computation
Net (Loss) Income                                 $    (5,864)            $       117
                                                  ===========             ===========
Average Common
     Shares outstanding                             9,682,637               9,489,341
                                                  ===========             ===========
Basic (Loss) Earnings Per Share                   $     (0.61)            $      0.01
                                                  ===========             ===========
Diluted Earnings Per Share Computation
Net (Loss) Income                                 $    (5,864)            $       117
                                                  ===========             ===========
Basic Shares Outstanding                            9,682,637               9,489,341
Stock Options Calculated Under
     the Treasury Stock Method                                                209,124
                                                  -----------             -----------
Total Shares                                        9,682,637               9,698,465
                                                  ===========             ===========
Diluted (Loss) Earnings Per Share                 $     (0.61)            $      0.01
                                                  ===========             ===========

For the three-month period ended March 31, 2001, there were no securities that could potentially dilute earnings per share in future periods.


Note 11. Stock-Based Compensation to Employees and Non-employees

The Company accounts for stock-based compensation related to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for stock issued to Employees." The Company recognized compensation cost for fixed stock options issued to employees or directors of $0.01 million and $0 for the three-month periods ended March 31, 2001 and 2000, respectively.

The Company accounts for stock-based compensation related to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Accordingly, the Company recognized compensation expense related to stock options issued to non-employee consultants of $0 and $0.05 million for the three-month periods ended March 31, 2001 and 2000, respectively.

Note 12. Subsequent Development

On April 26, 2001, the Company entered into an agreement with Paul Capital Royalty Acquisition Fund, L.P. ("PCRAF") for up to $15 million to be invested in stages, with a future option for up to $15 million of additional funds. The Company received an initial $5 million cash infusion under the agreement. The Company's agreement further provides that the Company will receive an additional $2.5 million from PCRAF upon satisfaction of certain conditions, including the commercial relaunch of ADCON(R)-L outside of the U.S. and an additional $7.5 million upon satisfaction of certain conditions, including the commercial relaunch of ADCON(R)-L in the U.S.

In consideration for the first $15 million, PCRAF will receive royalties on ADCON(R) products equal to the greater of i) approximately 2.5% of net sales or
ii) certain guaranteed minimum annual royalty payments beginning in 2003 at a rate of $1.6 million annually and increasing in future years until December 31, 2012. The percentage of net sales and guaranteed minimum royalty payment amounts are subject to modification under certain conditions. In addition, PCRAF received a warrant to purchase 300,000 shares of common stock of the Company at $2.00 per share. The Company will have the option for the 12 months following the commercial relaunch of ADCON(R)-L in the U.S., to obtain, subject to the satisfaction of certain other conditions, an additional $15 million from PCRAF on the same general economic terms. The Company also has the option to repurchase PCRAF's royalty interest beginning in 2003.

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Gliatech Inc. is engaged in the discovery and development of biosurgery and pharmaceutical products. The biosurgery products include ADCON(R) gel and ADCON(R) solution, which are proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit scarring and adhesions following surgery. Gliatech's pharmaceutical product candidates include small molecule drugs to modulate the cognitive state of the nervous system and proprietary monoclonal antibodies designed to treat inflammatory disorders. Based on European pivotal clinical studies and other compliance efforts and submission of data, the Company obtained regulatory clearance to affix CE Marking on ADCON(R)-L and ADCON(R)-T/N in August 1995 and January 1996, respectively, thereby allowing ADCON(R)-L and ADCON(R)-T/N to be marketed in the 19 European countries which recognize CE Marking for lumbar disc surgery and tendon and peripheral nerve surgeries, respectively. In addition, the Company signed a development and exclusive license agreement in December 1996 with Chugai for the sale of ADCON(R)-L and ADCON(R)-T/N in Japan. The Company is engaged in ongoing discussions with Chugai regarding the licensing and sale of ADCON(R)-L and ADCON(R)-T/N in Japan.

The Company anticipates that a significant portion of revenue from product sales will continue to be derived from its ADCON(R) family of products, primarily ADCON(R)-L. After receiving FDA approval in May 1998, the Company commenced sales of ADCON(R)-L in the United States in June 1998. Other revenues have included various government grants awarded to the Company. The Company has not recognized any grant revenue since the third quarter of 2000. The Company is also engaged in the research and development of small molecule compounds for the treatment of several neurological disorders and antibody therapies to inhibit inflammation. These products may potentially treat disorders such as, Attention Deficit Hyperactive Disorder, sleep disorders, anxiety, schizophrenia, rheumatoid arthritis, cardiopulmonary bypass surgery complications and Alzheimer's Disease.

In September 1999, the FDA issued a warning letter to European Medical Contract Manufacturing B.V. ("EMCM"), the Company's third party manufacturer, which led to an import ban on all ADCON(R)-L shipments to the United States. After a successful re-inspection of EMCM's facilities, the import ban was lifted in December 1999 and the Company resumed shipments of ADCON(R)-L to the United States in January 2000. After an audit by the FDA of a post-approval clinical study of ADCON(R)-L, the FDA issued a Form 483 to the Company in August 2000. The Form 483 identified certain items relating to the recording of data and the process the Company used in recording and presenting this data to the FDA with respect to the U.S. clinical trial of ADCON(R)-L. On September 14, 2000, the Company filed a response to the Form 483. In December 2000, the FDA placed the Company on Application Integrity Policy ("AIP") status due to violations of good clinical practices in the conduct, analysis and reporting of data from the U.S. clinical study of ADCON(R)-L. The FDA has also communicated to the Company concerns regarding the Company's potential handling of medical device report events. In January 2001, the Company voluntarily discontinued the worldwide sale of ADCON(R)-L and ADCON(R)-T/N and recalled such products due to the voluntary recall by a supplier of a raw material used in the manufacture of these products. In January 2001, the FDA issued an import alert with respect to ADCON(R)-L due to the supplier recall. Prior to the product recall, the Company marketed ADCON(R)-L and ADCON(R)-T/N through independent medical device distributors in approximately 33 countries outside the United States, including the major countries in the European Union pursuant to its CE Marking. In addition, in the United States, the Company marketed ADCON(R)-L through a network of 31 independent manufacturer's agents that serve the orthopaedic and neurosurgical markets.

In April 2001, the Company successfully completed an International Standards Organization 9001 audit that was conducted by KEMA Registered Quality B.V., a European Notified Body. In addition, the Company has completed process development work relating to a raw material used in the manufacture of ADCON(R)-L and initiated manufacturing validation runs. The Company anticipates relaunch of ADCON(R)-L outside the U.S. in June 2001.

On April 26, 2001, the Company entered into an agreement with Paul Capital Royalty Acquisition Fund, L.P. ("PCRAF") for up to $15.0 million to be invested in stages, with a future option for up to $15.0 million of additional funds. The Company received an initial $5.0 million cash infusion under the agreement. The agreement further provides that the Company will receive an additional $2.5 million from PCRAF upon satisfaction of certain conditions, including the commercial relaunch of ADCON(R)-L outside of the U.S. and an additional $7.5 million upon satisfaction of certain conditions, including the commercial relaunch of ADCON(R)-L in the U.S.

In consideration for the first $15 million, PCRAF will receive royalties on ADCON(R) products equal to the greater of i) approximately 2.5% of net sales or
ii) certain guaranteed minimum annual royalty payments beginning in 2003 at a rate of $1.6 million annually and increasing in future years until December 31, 2012. The percentage of net sales and guaranteed minimum royalty payment amounts are subject to modification under certain conditions. In addition, PCRAF received a warrant to purchase 300,000 shares of common stock of the Company at $2.00 per share. The Company will have the option for the 12 months following the commercial relaunch of ADCON(R)-L in the U.S., to obtain, subject to the satisfaction of certain other conditions, an additional $15.0 million from PCRAF on the same general economic terms. The Company also has the option to repurchase PCRAF's royalty interest beginning in 2003.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2001 and 2000.

REVENUES

In January 2001, the Company voluntarily recalled and discontinued worldwide sale of its primary products, ADCON(R)-L and ADCON(R)-T/N, due to a recall by a supplier of a raw material used in the production of these products. In addition, no government grant revenue was recognized in the first quarter of 2001. Thus, there were no net revenues in the first quarter of 2001 compared to $6.8 million of net product sales and $0.2 million of government grant revenue in the first quarter of 2000. The government grant revenue in the first quarter of 2000 related to two Phase II Small Business Innovation Research ("SBIR") grants whose related costs were incurred during that period.

OPERATING COSTS AND EXPENSES

Total operating costs decreased 16.1% to $6.1 million in the first quarter of 2001 compared to $7.2 million in the first quarter of 2000. Cost of products sold increased to $1.4 million in the first quarter of 2001 compared to $1.2 million in the first quarter of 2000. Cost of products sold in the first quarter of 2001 includes $1.1 million of operating and validation costs incurred at the Company's manufacturing facility in Solon, Ohio and its third party contract manufacturer, EMCM, as well as $0.3 million of product recall costs. Cost of products sold in the first quarter of 2000 includes $0.4 million of operating costs incurred at the Company's Solon, Ohio manufacturing facility.

Research and development expenses decreased 8.2% to $2.4 million in the first quarter of 2001 compared to $2.6 million in the first quarter of 2000. Costs related to the ADCON-P pivotal trial decreased by $0.5 million as patient enrollment and related consulting costs were completed in 2000. These decreases were partially offset by $0.3 million of clinical development costs related to the GT-2331 Phase II clinical trial, because of increased patient enrollment and related costs in the first quarter of 2001. In the first quarter of 2000, there was no patient enrollment in the GT-2331 Phase II clinical trial.

Selling, general and administrative expenses decreased 32.3% to $2.3 million in the first quarter of 2001 compared to $3.5 million in the first quarter of 2000 primarily due to a $1.2 million reduction in commission expense because of the discontinuance of sales in January 2001.

INTEREST INCOME

Interest income, net, decreased to $0.2 million in the first quarter of 2001 compared to $0.3 in the first quarter of 2000 primarily due to a reduction in cash, cash equivalents and investment balances used to fund operations in the absence of product sales.

NET (LOSS) INCOME

The Company recorded a net loss of $5.9 million or $(0.61) per share in the first quarter of 2001 compared to net income of $0.1 million or $0.01 per share in the first quarter of 2000 due to the discontinuance of sales.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the commercialization of ADCON(R)-L in the United States, the Company historically financed its operations primarily through the private placement and public offering of its equity securities, research contract licensing fees, and, to a lesser extent, through federally sponsored research grants. No government grant revenues, however, have been recognized since the third quarter of 2000. In October 1995, the Company received net proceeds of $19.7 million from its initial public offering in which it sold 2,300,000 shares of its Common Stock. In June 1998, the Company raised additional funds through a public offering of 1,725,000 shares of its Common Stock, including the exercise of the over-allotment option of 225,000 shares. The net proceeds to the Company from this offering were $18.9 million.

In order to preserve principal and maintain liquidity, the Company's funds are invested primarily in commercial paper and other short-term investments. The Company's cash, cash equivalents and investments decreased by $2.9 million to $9.2 million at March 31, 2001 compared to $12.1 million at December 31, 2000 primarily due to cash used to fund operations. The Company does not expect to generate a positive cash flow from operations in 2001 as sales of ADCON(R)-L in the U.S. have been discontinued for an indefinite period. Although sales of ADCON(R)-L and ADCON(R)-T/N outside the U.S. have also been discontinued, the Company anticipates relaunch of ADCON(R)-L outside the U.S. in June 2001.

In addition, on April 26, 2001, the Company entered into an agreement with PCRAF for up to $15.0 million to be invested in stages, with a future option for up to $15.0 million of additional funds. The Company received an initial $5.0 million cash infusion under the agreement. The agreement further provides that the Company will receive an additional $2.5 million from PCRAF upon satisfaction of certain conditions, including the commercial relaunch of ADCON(R)-L outside of the U.S. and an additional $7.5 million upon satisfaction of certain conditions, including the commercial relaunch of ADCON(R)-L in the U.S.

In consideration for the first $15 million, PCRAF will receive royalties on ADCON(R) products equal to the greater of i) approximately 2.5% of net sales or
ii) certain guaranteed minimum annual royalty payments beginning in 2003 at a rate of $1.6 million annually and increasing in future years until December 31, 2012. The percentage of net sales and guaranteed minimum royalty payment amounts are subject to modification under certain conditions. In addition, PCRAF received a warrant to purchase 300,000 shares of common stock of the Company at $2.00 per share. The Company will have the option for the 12 months following the commercial relaunch of ADCON(R)-L in the U.S., to obtain, subject to the satisfaction of certain other conditions, an additional $15.0 million from PCRAF on the same general economic terms. The Company also has the option to repurchase PCRAF's royalty interest beginning in 2003. Given these recent developments, the Company believes that it has sufficient cash, cash equivalents and short-term investments on hand to meet operating requirements into the first quarter of 2002.

As sales of ADCON(R)-L and ADCON(R)-T/N, which have historically represented substantially all of the revenues of the Company, have been discontinued, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, recommencing commercial sales of its products, validation of the Solon, Ohio manufacturing facility for commercial distribution, the outcome of pending litigation and its ability to realize the full potential of its technology and its drug candidates. The Company is in discussion with several potential strategic alliance partners to further the development of drug candidates in its pipeline. In addition, management is pursuing certain equity and debt financing alternatives to raise additional funds. However, there can be no assurance that any alliances or funding alternatives will be consummated as these alternatives may be dependent upon other factors including, without limitation, market conditions, and such alliances or financing may not be available or be available on acceptable terms. The Company's ability to raise additional funds through these alternatives may also depend upon obtaining regulatory approval to recommence sales of ADCON(R)-L and ADCON(R)-T/N in the U.S., which is dependent upon the outcome of the FDA review and assessment of the Company's clinical data and the timeliness of FDA review due to the AIP status of the Company.

The Company's future capital requirements will depend on, and could increase as a result of many factors, including, but not limited to, the cost for recommercialization of ADCON(R)-L in the U.S., the future commercialization success of its ADCON family of products, the progress of the Company's research and development, including the costs related to its Cognition Modulation GT-2331, Alzheimer's Disease, antibody, schizophrenia and other pharmaceutical programs, the scope, timing and results of preclinical studies and clinical trials, the cost and timing of obtaining regulatory approvals and resolution of the issues outlined in the FDA Form 483, the outcome of pending litigation, the Company's success in obtaining the strategic alliances required to fund certain of its programs, the rate of technological advances, determinations as to the commercial potential of certain of the Company's product candidates, the status of competitive products and the establishment of additional manufacturing capacity. The Company may reduce or even eliminate certain programs or activities based on management's assessment of the status of the FDA review of clinical data, AIP status, manufacturing and other test results as well as the financial condition of the Company in order to decrease future capital requirements.

The Company from time to time is involved in various stages of discussion or negotiation regarding acquisitions or mergers and from time to time other strategic alternatives. As of the date hereof, the Company has not entered into a definitive agreement with respect to any such financing transaction or other strategic alternative, other than with PCRAF. The Company is pursuing the issuance of additional equity securities or debt instruments and may pursue corporate collaborative agreements or strategic alliances, as required, to meet its capital requirements. The issuance of additional equity securities, if any, could result in substantial dilution to the Company's stockholders. There can be no assurance that the additional funding will be available on terms acceptable to the Company, if at all. The failure to fund the Company's capital requirements would have a material adverse effect on its business, financial condition and results of operations.


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

                                     PART II
                                OTHER INFORMATION



ITEM 1: LEGAL PROCEEDINGS

As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, the following actions have been instituted against the Company, of which two were commenced during the period covered by this Quarterly Report on Form 10-Q.

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

On March 13, 2001, Geri Fried filed on behalf of the Company, as a nominal defendant, a derivative stockholder lawsuit against certain members and former members of the board of directors of the Company and certain former officers of the Company in the Court of Common Pleas of Cuyahoga County, Ohio. With respect to the Company, the complaint alleges, among other things, breach of fiduciary duty, gross mismanagement and constructive fraud. The complaint seeks unspecific compensatory and punitive damages from the individual defendants and fees and expenses.

On January 29, 2001, Kenneth Rubenstein filed a lawsuit against the Company, Clinipad Corporation and Lutheran General Hospital in the Circuit Court of Cook County, Illinois County Department, Law Division alleging certain product liability claims as a result of the use of ADCON(R)-L during surgery. With respect to the Company, the complaint alleges that as a result of being administered ADCON(R)-L during lumbar disc surgery, Mr. Rubenstein suffered a post-surgical infection resulting in continuous pain, discomfort and permanent injury. The complaint seeks unspecified monetary damages from the Company in an amount in excess of $0.05 million.

On October 20, 2000, Mark A. Reichl filed a lawsuit against the Company and certain of its subsidiaries, officers, directors and employees, Praxa Pharmaceuticals and one of its employees, John A. Kona, M.D. and The Williamsburg Community Hospital, Incorporated in the Circuit Court for the City of Williamsburg, Virginia alleging certain products liability claims as a result of the use of ADCON(R)-L during surgery. The lawsuit alleges that as a result of being administered ADCON(R)-L during lumbar spinal surgery, Mr. Reichl has suffered personal injury, pain and suffering, disability and loss of income. The demand for judgment seeks compensatory and consequential damages in the amount of $30.0 million and punitive damages in the amount of $100.0 million.

The Department of Justice and the FDA are conducting an ongoing investigation related to, among other things, the Company's handling of potential medical device report events and the U.S. clinical study of Adcon-L. Although the full scope of this investigation is not known at this time, this investigation could result in potential civil or criminal penalties being filed against the Company or its employees. The Company intends to cooperate with this investigation to resolve these questions as quickly as possible.

The NASD is conducting a review of certain trading activity in Company stock prior to the August 2000 announcement of the termination of the proposed merger with Guilford. The Company is cooperating with the NASD in this review.

Each of the above lawsuits is in the early stages of development. As a result, management is unable to estimate the probability or the amount of loss, if any, of these lawsuits. In addition, from time to time, the Company may be involved in various disputes arising in the ordinary course of business. In management's opinion, if an unfavorable resolution of these matters occurs, depending on the amount and timing, the Company's financial position, results of operations or cash flows could be materially impacted.

ITEM 2: CHANGES IN SECURITIES

On April 26, 2001, the Company issued a warrant to purchase 300,000 shares of Common Stock of the Company to Paul Capital Royalty Acquisition Fund, L.P. ("PCRAF") in a transaction exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) of such Act. This warrant was issued in connection with Revenue Interests Assignment Agreement, dated as of April 26, 2001, by and between the Company and PCRAF.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1 Manufacturing Agreement, dated as of March 1, 2001, by and between Gliatech Medical Inc. and European Medical Contract Manufacturing B.V.

10.2 Warrant, dated April 26, 2001, by and between the Company and Paul Capital Royalty Acquisition Fund, L.P.

10.3 Security Agreement, dated as of April 26, 2001, by and between the Company and Paul Capital Royalty Acqusition Fund, L.P.

10.4 Revenue Interests Assignment Agreement, dated as of April 26, 2001, by and between the Company and Paul Capital Royalty Acquisition Fund, L.P. (certain portions of this exhibit have been omitted and were filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment).

(b) The Company did not file any Current Reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001             GLIATECH INC.




                              By:    /s/Rodney E. Dausch
                                 ----------------------------------
                              Rodney E. Dausch, Chief Operating
                              Officer and Secretary
                                   (Duly Authorized Officer)

                                     /s/Thomas F. Barnish
                                 ----------------------------------
                              Thomas F. Barnish, Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.           Description of Exhibit
-----------           ----------------------


10.1 Manufacturing Agreement, dated as of March 1, 2001, by and between Gliatech Medical Inc. and European Medical Contract Manufacturing B.V.

10.2 Warrant, dated April 26, 2001, by and between the Company and Paul Capital Royalty Acquisition Fund, L.P.

10.3 Security Agreement, dated as of April 26, 2001, by and between the Company and Paul Capital Royalty Acqusition Fund, L.P.

10.4 Revenue Interests Assignment Agreement, dated as of April 26, 2001, by and between the Company and Paul Capital Royalty Acquisition Fund, L.P. (certain portions of this exhibit have been omitted and were filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment).