Form 10-Q
period 2001-06-30
GLIATECH INC
filed 2001-08-14
CIK 885741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (mark one)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE PER SHARE, AS OF AUGUST 10, 2001 WAS 9,682,637 SHARES.

                         GLIATECH INC. AND SUBSIDIARIES

                                      INDEX


PART I.                                FINANCIAL INFORMATION                                            PAGE
                                                                                                        ----

Item 1        Financial Statements: (unaudited)

              Consolidated Balance Sheets -
              June 30, 2001 and December 31, 2000

              Consolidated Statements of Operations - for the three month and six month periods ended June 30, 2001 and 2000

              Consolidated Statements of Cash Flows - for the six month periods ended June 30, 2001 and 2000

              Notes to Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3        Quantitative and Qualitative Disclosures About Market Risk


PART II.                               OTHER INFORMATION

Item 1        Legal Proceedings

Item 2        Changes in Securities

Item 4        Submission of Matters to a Vote of Security Holders

Item 6        Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         GLIATECH INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

 (In thousands)                                               JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                             --------     --------
ASSETS
Current assets:
 Cash and cash equivalents                                   $  4,010     $    960
 Short-term investments                                         7,274        7,504
  accounts receivable, less allowances of $294 in 2001 and
  $1,585 in 2000                                                1,085        1,771
 Inventories                                                    2,650        2,315
 Prepaid expenses and other                                       224          744
                                                             --------     --------
Total current assets                                           15,243       13,294

Long term investments                                                        3,642
Property and equipment, net                                     2,799        3,197
Other assets, net                                               1,270        1,043
                                                             --------     --------
TOTAL ASSETS                                                 $ 19,312     $ 21,176
                                                             ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                            $  1,348     $  1,026
 Accrued expenses                                               2,179        2,814
 Product recall returns payable                                 2,759        1,015
 Accrued research contracts                                        67          154
 Accrued clinical trial costs                                     961          664
                                                             --------     --------
 Total current liabilities                                      7,314        5,673

 Long-term obligations                                          6,862

Stockholders' equity:
 Common stock                                                      97           97
 Additional paid-in capital                                    75,460       74,465
 Accumulated other comprehensive income                            29           27
 Accumulated deficit                                          (70,450)     (59,086)
                                                             --------     --------
 Total stockholders' equity                                     5,136       15,503
                                                             --------     --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 19,312     $ 21,176
                                                             ========     ========

See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands, except share and per share data)

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                                ---------------------------     ---------------------------
                                                   2001            2000            2001            2000
                                                -----------     -----------     -----------     -----------

REVENUES
Product sales                                   $     1,094     $     7,035     $     1,094     $    13,867
Government grants                                                       243                             485
                                                -----------     -----------     -----------     -----------
          Total revenues                              1,094           7,278           1,094          14,352

OPERATING COSTS AND EXPENSES
Cost of products sold                                 1,288           1,165           2,653           2,367
Research and development                              2,894           3,230           5,256           5,803
Selling, general and administrative                   2,313           2,795           4,650           6,113
Merger related and severance costs                                      590                             724
                                                -----------     -----------     -----------     -----------
          Total operating costs and expenses          6,495           7,780          12,559          15,007
                                                -----------     -----------     -----------     -----------
Operating loss                                       (5,401)           (502)        (11,465)           (655)
Net interest (expense) income                           (98)            272             101             542
                                                -----------     -----------     -----------     -----------
NET LOSS                                        $    (5,499)    $      (230)    $   (11,364)    $      (113)
                                                ===========     ===========     ===========     ===========

Loss per share
          Basic                                 $     (0.57)    $     (0.02)    $     (1.17)    $     (0.01)
                                                ===========     ===========     ===========     ===========
          Diluted                               $     (0.57)    $     (0.02)    $     (1.17)    $     (0.01)
                                                ===========     ===========     ===========     ===========

Average shares outstanding
          Basic                                   9,682,637       9,519,949       9,682,637       9,505,232
                                                ===========     ===========     ===========     ===========
          Diluted                                 9,682,637       9,519,949       9,682,637       9,505,232
                                                ===========     ===========     ===========     ===========



See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              2001         2000
                                                            --------     --------
OPERATING ACTIVITIES
Net loss                                                    $(11,364)    $   (113)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                 456          326
   Provision for losses on accounts receivable                   100           17
   Compensation from issuance of stock and stock options         149          103
   Gain on sale of investments                                                 (9)
   Changes in operating assets and liabilities:
     Accounts receivable                                       1,971       (2,739)
     Inventories                                                (335)        (458)
     Government grants receivable and other assets               520           38
     Accounts payable and other liabilities                       46         (332)
     Accrued research and clinical trial costs                   210         (929)
     Other long-term items                                       208
                                                            --------     --------
Net cash used in operating activities                         (8,039)      (4,096)
INVESTING ACTIVITIES
Sale of investments                                           10,473       12,087
Purchase of investments                                       (6,600)      (6,499)
Payment for patent rights and trademarks                         (75)        (114)
Purchase of property and equipment                               (43)        (515)
                                                            --------     --------
Net cash provided by investing activities                      3,755        4,959
FINANCING ACTIVITIES
Proceeds from long-term borrowings                             7,500
Debt issuance costs                                             (166)
Proceeds from exercise of stock options                                       723
                                                            --------     --------
Net cash provided by financing activities                      7,334          723
                                                            --------     --------

Increase in cash and cash equivalents                          3,050        1,586
Cash and cash equivalents at beginning of period                 960        3,350
                                                            --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  4,010     $  4,936
                                                            ========     ========

See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Gliatech Inc. for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission. Certain fiscal 2000 amounts have been reclassified to conform to fiscal 2001 presentation.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred annual losses and negative cash flows from operations since inception and has an accumulated deficit of $70.5 million at June 30, 2001. In January 2001, the Company recalled its primary products, ADCON-L and ADCON-T/N, and discontinued sale of these products due to a recall by a supplier of a raw material used in the production of these products. These factors raise substantial doubt about its ability to continue as a going concern.

The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, recommencing commercial sales of its products in the U.S., validation of the Solon, Ohio manufacturing facility for commercial distribution in the U.S., the outcome of pending litigation and investigations (see Note 8) and its ability to realize the full potential of its technology and its drug candidates. In April 2001, the Company entered into a financing agreement (see Note 5). The Company currently is in active discussion with several potential strategic alliance partners to further the development of drug candidates in its pipeline. In addition, management is pursuing other equity and debt financing alternatives to raise additional funds. However, there can be no assurance that any alliances or funding alternatives will be consummated as these alternatives may be dependent upon many other factors including, without limitation, market conditions, and such alliances or financing may not be available or be available on acceptable terms. The Company's ability to raise additional funds may also depend upon obtaining regulatory approval to recommence sales of ADCON-L in the U.S., which is dependent upon the outcomes of the FDA review and assessment of the Company's clinical data and the timeliness of FDA review due to Application Integrity Policy ("AIP") status. In May 2001, the Company relaunched ADCON-L internationally.

There can be no assurance that the Company will obtain these additional funds to continue as a going concern. No adjustments to the amounts or classifications of assets and liabilities, which could result from the outcome of this uncertainty, are reflected in the financial statements.

Note 2. Investments

Short-term and long-term investments classified as available-for-sale at June 30, 2001 and December 31, 2000 are as follows (in thousands):


                                                                             Gross Unrealized
                                                                             ----------------
                                              Amortized Cost         Holding Gain      Holding Loss        Fair Value
                                              --------------         ------------      ------------        ----------
JUNE 30, 2001:
Corporate debt securities                        $  4,245                $  15                              $  4,260
U.S. Treasury securities                            3,000                   14                                 3,014
                                                    -----                   --                                 -----
                                                 $  7,245                $  29                              $  7,274
                                                 ========                =====                              ========

DECEMBER 31, 2000:
Corporate debt securities                        $  7,240                $  19                              $  7,259
U.S. Treasury securities                            3,879                   13                $(5)             3,887
                                                    -----                   --                ----             -----
                                                 $ 11,119                $  32                $(5)          $ 11,146
                                                 ========                =====                ====          ========

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

Maturities of short-term investments classified as available-for-sale securities at June 30, 2001 were as follows (in thousands):

                                         Amortized Cost          Fair Value
                                         --------------          ----------

Due in 1 year or less                       $ 3,600               $ 3,600
Due in 1-3 years                              3,645                 3,674
                                              -----                 -----
                                            $ 7,245               $ 7,274
                                            =======               =======

Investments with maturities in excess of one year have been classified as short-term investments due to management's intentions to utilize these investments to fund current operations.

Note 3. Inventories

At June 30, 2001 and December 31, 2000, inventories, net of reserves, consisted of (in thousands):

                                                 June 30,          December 31,
                                                  2001                2000
                                                 ------              ------

Raw material                                     $1,686              $2,315
Work in process                                     796
Finished goods                                      168
                                                 ------              ------
                                                 $2,650              $2,315
                                                 ======              ======

The Company records reserves for obsolete and impaired inventory when items are identified that will not meet either the Company's quality or regulatory validation requirements. The inventory obsolescence reserve was $1.5 million and $2.4 million at June 30, 2001 and December 31, 2000, respectively.

Note 4. Other Assets

At June 30, 2001 and December 31, 2000, other assets consisted of (in thousands):

                                                         June 30,   December 31,
                                                           2001        2000
                                                          ------      ------

Patent cost, net of accumulated amortization of $149
   at June 30, 2001 and $138 at December 31, 2000         $1,057      $  992
Trademark cost, net of accumulated amortization of $33
   at June 30, 2001 and $30 at December 31, 2000              37          37
Debt issuance costs                                          166
Other                                                         10          14
                                                          ------      ------
                                                          $1,270      $1,043
                                                          ======      ======

Patents are amortized on the straight-line basis over the shorter of the estimated useful life of the patented technology or seventeen years, beginning at the time the patent is issued. The Company reviews its patents to determine if the expected future operating cash flows to be derived from a patent is less than the carrying value. If an impairment has occurred, the patent is written-down to its expected future cash flows or, if abandoned, it is written-off in its entirety. There was no patent expense due to impairments or abandonments for the three-month periods ended June 30, 2001 and 2000, respectively.

Trademark costs are amortized on the straight-line basis over the shorter of the estimated useful life of the trademark or ten years beginning at the time the trademark is granted.

Debt issuance costs represent professional services incurred related to the financing with Paul Capital Royalty Acquisition Fund, L.P. ("PCRAF"). These costs will be amortized on a straight-line basis over the life of the obligation.

Note 5. Long-Term Obligations

The Company has long-term obligations (net of unamortized discount of $0.8 million), of $6.9 million at June 30, 2001. The effective interest rate on these obligations could range from 20 to 30% subject to adjustment based on future sales levels.

On April 26, 2001, the Company entered into a financing agreement with PCRAF that provides the Company will initially receive up to $15.0 million in stages. In addition, the Company will also have the option for the 12 months following the commercial relaunch of ADCON(R)-L in the United States, to obtain, subject to the satisfaction of certain other conditions, an additional $15.0 million from PCRAF on the same general economic terms as the initial arrangement. As of June 30, 2001, the Company has received $7.5 million of the initial $15.0 million and will receive the remaining $7.5 million upon satisfaction of certain conditions, including, without limitation, the commercial relaunch of ADCON(R)-L in the United States.

In consideration for the first $15.0 million, PCRAF will receive royalty payments based on future sales of ADCON(R) products equal to the greater of i) 2.5% of net product sales or ii) certain guaranteed minimum annual royalty payments beginning in 2003 at a rate of $1.6 million annually and increasing in stages during future years up to $9.0 million annually. Royalty payments to PCRAF end on December 31, 2012. The royalty payments based on the percentage of net sales and the guaranteed minimum annual payment are subject to modification under certain conditions. If, among other things, Adcon-L is not relaunched in the United States by a certain date and at a certain level, then:
i) the revenue interest would change to an increased percentage of future sales outside of the United States; ii) guaranteed minimum annual royalty payments would be reduced; iii) PCRAF's future funding obligations to the Company would be terminated; and iv) the Company's option to receive additional capital would be terminated. Guaranteed minimum annual royalty payments due over the next five years at the current $7.5 million level of investment are as follows: $0 in 2001, $0 in 2002, $0.8 million in 2003, $0.8 million in 2004 and $2.1 million in 2005.

As part of the agreement, PCRAF received a warrant to purchase 300,000 shares of common stock of the Company at $2.00 per share valued at $0.8 million. In accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants", the value of the warrants have been recorded as a discount to the debt proceeds and as additional paid in capital. The discount will be amortized to interest expense using the interest method over the life of the obligations under the financing agreement.

In the event of a change in control in the Company or upon the occurrence of certain other events as defined in the financing agreement, PCRAF has the option to put its revenue interest back to the Company at a specified rate of return, which is dependent upon the date at which PCRAF exercises this option and the level of investment by PCRAF. The Company also has the option to repurchase PCRAF's royalty interest beginning in 2003 for a specified rate of return.



Note 6. Cost of Products Sold

Cost of products sold for the three and six months ended June 30, 2001 includes $0.4 million and $1.5 million, respectively, of operating and validation costs incurred at the Company's manufacturing facility in Solon, Ohio and its third party contract manufacturer, European Medical Contract Manufacturing B.V. as well as $0.3 million and $0.6 million, respectively, of product recall costs. Cost of products sold for the three and six months ended June 30, 2000 includes $0.1 million and $0.5 million, respectively, of operating costs incurred at the Company's Solon, Ohio manufacturing facility.


Note 7. Business Segment

The Company operates in one business segment. It is engaged in the development and commercialization of the Company's principal products, the ADCON(R) family, which are medical devices designed to inhibit scarring and adhesion following surgery. In January 2001, the Company recalled its primary products, ADCON-L and ADCON-T/N, and discontinued sale of these products due to a recall by a supplier of a raw material used in the production of these products. In May 2001, the Company recommenced commercial sale of ADCON-L outside the United States. The Company sells ADCON(R) products to independent medical device distributors in approximately 33 countries outside the United States. The Company does not have foreign facilities and therefore does not measure operating profit or loss from foreign sales.

Domestic and foreign net product sales are as follows (in thousands):

                              Three Months Ended         Six Months Ended
                                    June 30,                 June 30,
                               2001         2000         2001         2000
                              -------      -------      -------      -------
Domestic                                   $ 5,853                   $11,713
Foreign                       $ 1,094        1,182      $ 1,094        2,154
                              -------      -------      -------      -------
Net product sales             $ 1,094      $ 7,035      $ 1,094      $13,867
                              =======      =======      =======      =======



Note 8. Litigation

The following action was instituted against the Company during the period covered by this Quarterly Report on Form 10-Q:

On May 5, 2001, Norman V. Woods filed a lawsuit against the Company and its wholly owned subsidiaries, Gliatech Medical Inc. and GIC, Inc. in the United States District Court for the Western District of Virginia alleging, among other things, certain product liability claims as a result of the use of ADCON-L during surgery. The complaint seeks $5.0 million in damages plus $0.4 million in punitive damages from each defendant, plus costs and expenses, including, without limitation, legal fees.

As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, the following actions have been instituted against the Company, none of which were commenced during the period covered by this Quarterly Report on Form 10-Q.

To date, eleven plaintiffs, on behalf of themselves and all other persons similarly situated, have filed ten class action lawsuits against the Company, certain of its officers and certain former officers in the United States District Court for the Northern District of Ohio alleging violation of the federal securities laws. These complaints allege that the Company, certain officers and certain former officers failed to disclose material facts in connection with the termination of the merger agreement that had been entered into with Guilford and from certain inspectional observations by the FDA contained in a Form 483. These complaints seek compensatory damages in an unspecific amount, fees and expenses related to such class action and the granting of extraordinary equitable and/or injunctive relief, including, without limitation, rescission.

The Company, certain officers and certain former officers filed a motion to consolidate these actions, and certain plaintiffs have moved for the appointment of lead plaintiff and lead counsel. These motions are currently pending in the United States District Court for the Northern District of Ohio. The Company has been granted leave to respond to the complaints until after appointment of lead plaintiff and the filing of a consolidated amended complaint. Each of these motions is pending before a single judge.

On March 13, 2001, Geri Fried filed a derivative stockholder lawsuit on behalf of the Company against certain members and former members of the board of directors of the Company and certain former officers of the Company in the Court of Common Pleas of Cuyahoga County, Ohio. The Company is named as a nominal defendant. The complaint alleges, among other things, breach of fiduciary duty, gross mismanagement and constructive fraud arising out of, among other things, the termination of the proposed merger with Guilford, the inspectional observations by the FDA in its Form 483 relating to the U.S. clinical study of ADCON-L, and the Company's handling of potential medical device reports to the FDA. The complaint seeks unspecific compensatory and punitive damages from the individual defendants and fees and expenses.

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

On October 20, 2000, Mark A. Reichl filed a lawsuit against the Company and certain of its subsidiaries, officers, directors and employees, Praxa Pharmaceuticals and one of its employees, John A. Kona, M.D. and The Williamsburg Community Hospital, Incorporated in the Circuit Court for the City of Williamsburg, Virginia alleging certain product liability claims as a result of the use of ADCON(R)-L during surgery. With respect to the Company, the lawsuit alleges that as a result of being administered ADCON(R)-L during lumbar spinal surgery, Mr. Reichl has suffered personal injury, pain and suffering, disability and loss of income. The demand for judgment seeks compensatory and consequential damages in the amount of $30.0 million and punitive damages in the amount of $100.0 million.

The Department of Justice and the FDA are conducting an ongoing government investigation related to, among other things, the Company's handling of potential product complaints, reporting of potential medical device report events and the U.S. clinical study of ADCON-L. This investigation could result in potential civil or criminal penalties being filed against the Company or its employees. The Company has been cooperating and intends to continue to cooperate with this investigation to resolve these questions as quickly as possible.

The National Association of Securities Dealers (the "NASD") is conducting a review of certain trading activity in Company stock by employees and former employees prior to the August 2000 announcement of the termination of the proposed merger with Guilford. The Company is cooperating with the NASD in this review.

Each of the above matters is in the early stages of development. As a result, management is unable to estimate the probability or the amount of loss, if any, related to these matters and the investigations. In addition, from time to time, the Company may be involved in various disputes arising in the ordinary course of business. In management's opinion, if an unfavorable resolution of these matters or the investigations occurs, depending on the amount and timing, the Company's financial position, results of operations or cash flows could be materially impacted.

Note 9. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

                                          Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                           2001         2000         2001         2000
                                         --------     --------     --------     --------
Net loss                                 $ (5,499)    $   (230)    $(11,364)    $   (113)
Unrealized (loss) gain on investments         (13)           7            2            6
                                         --------     --------     --------     --------
Total comprehensive loss                 $ (5,512)    $   (223)    $(11,362)    $   (107)
                                         ========     ========     ========     ========

Accumulated other comprehensive gain, which is shown as a separate component of stockholders' equity, was $0.03 million at June 30, 2001 and December 31, 2000, respectively, and consists entirely of net unrealized gains on investments.

Note 10. Loss Per Share Calculation

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share amounts):

                                          Three Months Ended             Six Months Ended
                                              June 30,                      June 30,
                                        2001           2000            2001             2000
                                        ----           ----            ----             ----
Basic and diluted loss per share
     computation
Net loss                            $    (5,499)    $     (230)    $   (11,364)    $      (113)
                                    ===========     ==========     ===========     ===========
Average common
     shares outstanding               9,682,637      9,519,949       9,682,637       9,505,232
                                    ===========     ==========     ===========     ===========
Basic and diluted loss per share    $     (0.57)    $    (0.02)    $     (1.17)    $     (0.01)
                                    ===========     ==========     ===========     ===========

Securities that could potentially dilute earnings per share in future periods totaled 367,375 and 183,688 for the three and six months ended June 30, 2001, respectively. Such shares were not included in the computation of diluted loss per share for those periods as to do so would have been antidilutive.

Note 11. Stock-Based Compensation to Employees and Non-employees

The Company accounts for stock-based compensation related to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees." The Company recognized compensation cost for fixed stock options issued to employees and directors of $0.1 million and $0.1 million for the three and six-month periods ended June 30, 2001, respectively. No compensation cost for fixed stock options issued to employees and directors was recognized for the three or six months ended June 30, 2000.

The Company accounts for stock-based compensation related to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The Company did not recognize any compensation expense related to stock options issued to non-employee consultants for the three or six-month periods ended June 30, 2001. The Company recognized compensation expense related to stock options issued to non-employee consultants of $0.05 million and $0.1 million for the three and six months ended June 30, 2000, respectively.

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

After receiving FDA approval in May 1998, the Company commenced sales of ADCON(R)-L in the United States in June 1998. In September 1999, the FDA issued a warning letter to European Medical Contract Manufacturing B.V. ("EMCM"), the Company's third party manufacturer, which led to an import ban on all ADCON(R)-L shipments to the United States. After a successful re-inspection of EMCM's facilities, the import ban was lifted in December 1999 and the Company resumed shipments of ADCON(R)-L to the United States in January 2000. After an audit by the FDA of a post-approval clinical study of ADCON(R)-L, the FDA issued a Form 483 to the Company in August 2000. The Form 483 identified certain items relating to the recording of data and the process the Company used in recording and presenting this data to the FDA with respect to the U.S. clinical trial of ADCON(R)-L. On September 14, 2000, the Company filed a response to the Form 483. In December 2000, the FDA placed the Company on Application Integrity Policy ("AIP") status due to, among other things, violations of good clinical practices in the conduct, analysis and reporting of data from the U.S. clinical study of ADCON(R)-L. The FDA has also communicated to the Company concerns regarding the Company's handling of potential product complaints and potential medical device report events. In January 2001, the Company voluntarily discontinued the worldwide sale of ADCON(R)-L and ADCON(R)-T/N and recalled such products due to the voluntary recall by a supplier of a raw material used in the manufacture of these products. In January 2001, the FDA issued an import alert with respect to ADCON(R)-L due to the supplier recall. The Company has worked with this supplier to validate production of ADCON(R)-L with the raw material in a modified container. In May 2001, the Company relaunched ADCON(R)-L internationally in this modified container. The Company sells ADCON(R)-L through independent medical device distributors in approximately 33 countries outside the United States, including the major countries in the European Union pursuant to its CE Marking. Prior to the product recall, the Company sold ADCON(R)-L through a network of 31 independent manufacturer's agents that served the orthopaedic and neurosurgical markets in the United States.

In April 2001, the Company successfully completed an International Standards Organization 9001 audit that was conducted by KEMA Registered Quality B.V., a European Notified Body. In addition, the Company completed process development work relating to a raw material used in the manufacture of ADCON(R)-L and initiated manufacturing validation runs. In May 2001, the Company relaunched ADCON(R)-L internationally.

On April 26, 2001, the Company entered into a financing agreement with Paul Capital Royalty Acquisition Fund, L.P. ("PCRAF") that provides the Company will initially receive up to $15.0 million in stages. In addition, the Company will also have the option for the 12 months following the commercial relaunch of ADCON(R)-L in the United States, to obtain, subject to the satisfaction of certain other conditions, an additional $15.0 million from PCRAF in the same general economic terms as the initial agreement. As of June 30, 2001, the Company has received $7.5 million of the initial $15.0 million and will receive the remaining $7.5 million upon satisfaction of certain conditions, including, without limitation, the commercial relaunch of ADCON(R)-L in the United States.

In consideration for the first $15 million, PCRAF will receive royalty payments based on future sales of ADCON(R) products equal to the greater of i) approximately 2.5% of net sales or ii) certain guaranteed minimum annual royalty payments beginning in 2003 at a rate of $1.6 million annually and increasing in stages during future years up to $9.0 million annually. Royalty payments to PCRAF end on December 31, 2012. The royalty payments based on the percentage of net sales and the guaranteed minimum annual payment are subject to modification under certain conditions. In addition, PCRAF received a warrant to purchase 300,000 shares of common stock of the Company at $2.00 per share. In the event of a change in control in the Company or upon the occurrence of certain other events as defined in the financing agreement, PCRAF has the option to put its revenue interest back to the Company at a specified rate of return, which is dependent upon the date at which PCRAF exercises this option and the level of investment by PCRAF. The Company also has the option to repurchase PCRAF's royalty interest beginning in 2003.

In June 2001, the Company received permission from the FDA to initiate an independent re-evaluation of the magnetic resonance imaging ("MRI") data from the U.S. clinical study of ADCON(R)-L. The re-evaluation will be conducted in response to the Form FDA 483 received by the Company on August 23, 2000 concerning the post approval U.S. clinical trial of ADCON(R)-L and the FDA's guidance regarding the steps for the Company to resolve its AIP status.

This re-evaluation is being conducted by an independent clinical research organization. In this re-evaluation, the magnetic resonance images will be read independently by two neuroradiologists trained to assess scar formation after lumbar surgery. The independent re-evaluation of the study has been established in cooperation with the FDA to ensure the integrity of the data for FDA review purposes. The re-evaluation is being audited by the independent auditor, Health Policy Associates, retained by the Company pursuant to its AIP status.

RESULTS OF OPERATIONS

For the three-month and six-month periods ended June 30, 2001 and 2000.


REVENUES

Total revenues, which consisted entirely of net product sales in 2001, decreased 85.0% to $1.1 million in the second quarter of 2001 compared to $7.3 million in the second quarter of 2000 and decreased 92.4% to $1.1 million in the first six months of 2001 compared to $14.4 million in the first six months of 2000. In January 2001, the Company voluntarily recalled and discontinued worldwide sale of its primary products, ADCON(R)-L and ADCON(R)-T/N, due to a recall by a supplier of a raw material used in the production of these products. In May 2001, the Company relaunched sales of ADCON(R)-L internationally. International net product sales were $1.1 million in the second quarter and first six months of 2001. In the second quarter and first six months of 2000, domestic net product sales were $5.9 million and $11.7 million, respectively, and international net product sales were $1.2 million and $2.2 million, respectively. No government grant revenue has been recognized in 2001. In the second quarter and first six months of 2000, government grant revenue was $0.2 million and $0.5 million, respectively, which related to two Phase II Small Business Innovation Research ("SBIR") grants whose related costs were incurred during those periods.

OPERATING COSTS AND EXPENSES

Total operating costs decreased 16.5% to $6.5 million in the second quarter of 2001 compared to $7.8 million in the second quarter of 2000 and 16.3% to $12.6 million in the first six months of 2001 compared to $15.0 million in the first six months of 2000. Cost of products sold increased to $1.3 million in the second quarter of 2001 compared to $1.2 million in the second quarter of 2000. Cost of products sold in the first six months of 2001 increased to $2.7 million compared to $2.4 million in the first six months of 2000. Cost of products sold in the second quarter and first six months of 2001 was unfavorably impacted by $0.4 million and $1.5 million, respectively, of operating and validation costs incurred at the Company's manufacturing facility in Solon, Ohio and its third party contract manufacturer, EMCM, as well as $0.3 million and $0.6 million, respectively, of product recall costs. Cost of products sold in the second quarter and first six months of 2000 included $0.1 million and $0.5 million, respectively, of operating costs incurred at the Company's Solon, Ohio manufacturing facility.

Excluding the operating, validation and product recall costs, cost of products sold as a percentage of net product sales was 53.7% for the second quarter and first six months of 2001 and 15.1% and 13.5% for the second quarter and first six months of 2000, respectively. Cost of products sold as a percentage of net product sales was unfavorably impacted in 2001 because net product sales consisted entirely of lower margin international sales compared to net product sales in fiscal 2000, which consisted primarily of higher margin domestic sales.

Research and development expenses decreased 10.4% to $2.9 million in the second quarter of 2001 compared to $3.2 million in the second quarter of 2000 and decreased 9.4% to $5.3 million for the first six months of 2001 compared to $5.8 million for the first six months of 2000. These decreases resulted primarily from a $0.8 million reduction in ADCON-P pivotal trial costs in the first six months of 2001 compared to the first six months of 2000 as patient enrollment and certain related consulting costs were completed in 2000. Other research consulting costs also decreased by $0.4 million in the first six months of 2001 compared to the first six months of 2000. These decreases were partially offset by an increase of $0.9 million in clinical development costs related to the GT-2331 Phase II clinical trial, clinical research organization costs incurred for site visits where pilot clinical trials are underway for the use of ADCON(R)-L in breast augmentation surgeries and third-party costs related to the re-evaluation of the magnetic resonance imaging data from the U.S. clinical study of ADCON(R)-L.

Selling, general and administrative expenses decreased 17.2% to $2.3 million in the second quarter of 2001 compared to $2.8 million in the second quarter of 2000 and decreased 23.9% to $4.7 million in the first six months compared to $6.1 million in the first six months of 2000. Commission expense decreased by $1.0 million and $2.2 million, respectively, in the second quarter and first six months of 2001 compared to 2000 due to the discontinuance of sales in the U.S. in January 2001. These decreases were partially offset by a $0.6 million increase in consulting costs in both the second quarter and first six months of 2001 compared to 2000 for third party costs incurred related to matters regarding the Company's AIP status with the FDA. The Company also incurred $0.6 million and $0.7 million in the second quarter and first six months of 2000, respectively, related to professional expenses and fees in connection with the proposed merger with Guilford Pharmaceuticals, Inc.

INTEREST INCOME (EXPENSE)

Interest income (expense), net, decreased 136.0% to $(0.1) million in the second quarter of 2001 compared to $0.3 million in the second quarter of 2000 and decreased 81.4% to $0.1 million for the first six months of 2001 compared to $0.5 million in the first six months of 2000. The decreases were due to a reduction in assets earning interest, such as cash, cash equivalents and investment balances which were used to fund operations due to reduced net product sales and a $0.2 million non-cash interest charge incurred in the second quarter of 2001 related to the long-term obligation with PCRAF.

NET LOSS

The Company's net loss increased to $(5.5) million or $(0.57) per share in the second quarter of 2001 compared to $(0.2) million or $(0.02) per share in the second quarter of 2000 and increased to $(11.4) million or $(1.17) per share for the first six months of 2001 compared to $(0.1) million or $(0.01) per share for the first six months of 2000 due primarily to reduced net product sales and the other factors described above.


LIQUIDITY AND CAPITAL RESOURCES

Prior to the commercialization of ADCON(R)-L in the United States, the Company historically financed its operations primarily through the private placement and public offering of its equity securities, research contract licensing fees, and, to a lesser extent, through federally sponsored research grants. The Company has not received any government grant revenue since the third quarter of 2000. The Company has applied for new grant funding, however, there can be no assurance that the Company will be awarded any new grants. In October 1995, the Company received net proceeds of $19.7 million from its initial public offering in which it sold 2,300,000 shares of its common stock. In June 1998, the Company raised additional funds through a public offering of 1,725,000 shares of its common stock, including the exercise of the over-allotment option of 225,000 shares. The net proceeds to the Company from this offering were $18.9 million.

In order to preserve principal and maintain liquidity, the Company's funds are invested primarily in commercial paper and other short-term investments. The Company's cash, cash equivalents and investments decreased by $0.8 million to $11.3 million at June 30, 2001 compared to $12.1 million at December 31, 2000 due to cash used to fund operations, which was partially offset by a capital infusion of $7.5 million from PCRAF in the second quarter of 2001. Although sales of ADCON(R)-L outside the U.S. resumed in May 2001, the Company does not expect to generate a positive cash flow from operations in 2001 as sales of ADCON(R)-L in the U.S. have been discontinued for an indefinite period.

On April 26, 2001, the Company entered into a financing agreement with PCRAF that provides the Company will initially receive up to $15.0 million in stages. In addition, the Company will also have the option for the 12 months following the commercial relaunch of ADCON(R)-L in the United States, to obtain, subject to the satisfaction of certain other conditions, an additional $15.0 million from PCRAF on the same general economic terms as the initial arrangement. As of June 30, 2001, the Company has received $7.5 million of the initial $15.0 million and will receive the remaining $7.5 million upon satisfaction of certain conditions, including, without limitation, the commercial relaunch of ADCON(R)-L in the United States.

In consideration for the first $15 million, PCRAF will receive royalty payments based on future sales of ADCON(R) products equal to the greater of i) approximately 2.5% of net sales or ii) certain guaranteed minimum annual royalty payments beginning in 2003 at a rate of $1.6 million annually and increasing in stages during future years up to $9.0 million annually. Royalty payments to PCRAF end on December 31, 2012. The royalty payments based on the percentage of net sales and the guaranteed minimum annual payment are subject to modification under certain conditions. If, among other things, Adcon-L is not relaunched in the United States by a certain date and at a certain level, then: i) the revenue interest would change to an increased percentage of future sales outside of the United States; ii) guaranteed minimum annual royalty payments would be reduced; iii) PCRAF's future funding obligations to the Company would be terminated; and iv) the Company's option to receive additional capital would be terminated. In addition, PCRAF received a warrant to purchase 300,000 shares of common stock of the Company at $2.00 per share. In the event of a change in control in the Company or upon the occurrence of certain other events as defined in the financing agreement, PCRAF has the option to put its revenue interest back to the Company at a specified rate of return, which is dependent upon the date at which PCRAF exercises this option and the level of investment by PCRAF. The Company also has the option to repurchase PCRAF's royalty interest beginning in 2003. Given this infusion of capital, the Company believes that it has sufficient cash, cash equivalents and short-term investments on hand to meet operating requirements through February 2002.

As sales of ADCON(R)-L in the U.S., which have historically represented the majority of net product sales and substantially all of the revenues of the Company, have been discontinued, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, recommencing commercial sales of ADCON(R)-L in the U.S., validation of the Solon, Ohio manufacturing facility for commercial distribution in the U.S., the outcome of pending litigation and investigations and its ability to realize the full potential of its technology and its drug candidates. The Company currently is in active discussion with several potential strategic alliance partners to further the development of drug candidates in its pipeline. In addition, management is pursuing other equity and debt financing alternatives to raise additional funds. However, there can be no assurance that any alliances or funding alternatives will be consummated as these alternatives may be dependent upon many other factors including, without limitation, market conditions, and such alliances or financing may not be available or be available on acceptable terms. The Company's ability to raise additional funds may also depend upon obtaining regulatory approval to recommence sales of ADCON(R)-L in the U.S., which is dependent upon the outcome of the FDA review and assessment of the Company's clinical data, including, without limitation, the outcome of the re-evaluation of the MRI data from the U.S. clinical study of ADCON-L and the timeliness of FDA review due to the AIP status of the Company.

The Company's future capital requirements will depend on, and could increase as a result of many factors, including, but not limited to, the cost for recommercialization of ADCON(R)-L in the U.S., the future commercialization success of its ADCON family of products, the progress of the Company's research and development, including the costs related to its Cognition Modulation GT-2331, Alzheimer's Disease, antibody, schizophrenia and other pharmaceutical programs, the scope, timing and results of preclinical studies and clinical trials, the cost and timing of obtaining regulatory approvals and resolution of the issues outlined in FDA Forms 483, the outcome of pending litigation and investigations, the Company's success in obtaining the strategic alliances required to fund certain of its programs, the rate of technological advances, determinations as to the commercial potential of certain of the Company's product candidates, the status of competitive products and the establishment of additional manufacturing capacity. The Company may reduce or even eliminate certain programs or activities based on management's assessment of the status of the FDA review of clinical data, AIP status, manufacturing and other test results as well as the financial condition of the Company in order to decrease future capital requirements.

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


EURO CONVERSION

On January 1, 1999, eleven of the fifteen countries (the "Participating Countries") that are members of the European Union established a new uniform currency known as the "Euro." The currencies existing prior to such date in the Participating Countries will be phased out during the transition period commencing January 1, 1999 and ending January 1, 2002. During such transition period both the Euro and the existing currencies will be available in the Participating Countries. Although certain of the Company's products are being sold in the Participating Countries through independent distributors, the Company receives revenues from such sales in U.S. dollars. As a result, the Company does not anticipate that the introduction and use of the Euro will materially affect the Company's business, prospects, results of operations or financial condition


FORWARD-LOOKING STATEMENTS. Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements." When used in this Form 10-Q, the words "believes," "anticipates," "expects," "intends" and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of the Company to be different from expectations expressed or implied by such forward-looking statements. Such factors include, but are not limited to, commercial uncertainty of regulatory approvals of the Company's ADCON products, including the timing and content of decisions made by the FDA, relating to, among other things, decisions regarding the sale of ADCON-L, the uncertainty of the outcome of the re-evaluation of the MRI data from the U.S. clinical study of ADCON-L, product recalls, the import alert and inspectional observations, commercial uncertainty of market acceptance of the Company's ADCON family of products, delays in product development of additional ADCON products, uncertainty of outcomes of future FDA audits and inspections, the uncertainty of the status of the Company with respect to AIP regulations, the uncertainty of expenses associated with clinical trials and research efforts, which may affect the profitability of the Company, uncertainty due to the early stage of development for the pharmaceutical programs, the possible need for additional funding, the ability of the Company to establish and maintain collaborative arrangements with others, the potential market size for ADCON products, the ability of the Company to obtain an adequate supply of the materials used in the manufacture of its ADCON products, the productivity of distributors of ADCON products, shortages of supply of ADCON products from the Company's sole manufacturer, the ability of the Company to manufacture ADCON products at its Solon, Ohio facility, the lack of supply of raw materials for the Company's products, uncertainty of future profitability, uncertainties related to the Company's proprietary rights in its products, the outcome of pending litigation and investigations, technological change and the ability of the Company to fund its capital requirements through cash from operations or the issuance of debt or equity securities, the ability of the Company to consummate strategic collaborations or other strategic alternatives on terms satisfactory to the Company, or at all. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of other assumptions, risks, uncertainties, general economic and business conditions, and the business opportunities (or lack thereof) that may be presented to and pursued by the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

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

                                     PART II
                                OTHER INFORMATION



ITEM 1: LEGAL PROCEEDINGS

The following action was instituted against the Company during the period covered by this Quarterly Report on Form 10-Q:

On May 5, 2001, Norman V. Woods filed a lawsuit against the Company and its wholly owned subsidiaries, Gliatech Medical Inc. and GIC, Inc. in the United States District Court for the Western District of Virginia alleging, among other things, certain product liability claims as a result of the use of ADCON-L during surgery. The complaint seeks $5.0 million in damages plus $0.4 million in punitive damages from each defendant, plus costs and expenses, including, without limitation, legal fees.

As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, the following actions have been instituted against the Company, none of which were commenced during the period covered by this Quarterly Report on Form 10-Q.

To date, the following plaintiffs, on behalf of themselves and all other persons similarly situated, have filed ten class action lawsuits against the Company, certain of its officers and certain former officers in the United States District Court for the Northern District of Ohio alleging violation of the federal securities laws. These complaints allege that the Company, certain officers and certain former officers failed to disclose material facts in connection with the termination of the merger agreement that had been entered into with Guilford and from certain inspectional observations by the FDA contained in a Form 483. These complaints seek compensatory damages in an unspecific amount, fees and expenses related to such class action and the granting of extraordinary equitable and/or injunctive relief, including, without limitation, rescission. For each of these class actions, the date each complaint was filed and the name of the plaintiff is as follows:

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

The Company, certain officers and certain former officers filed a motion to consolidate these actions, and certain plaintiffs have moved for the appointment of lead plaintiff and lead counsel. These motions are currently pending in the United States District Court for the Northern District of Ohio. The Company has been granted leave to respond to the complaints until after appointment of lead plaintiff and the filing of a consolidated amended complaint. Each of these motions is pending before a single judge.

On March 13, 2001, Geri Fried filed a derivative stockholder lawsuit on behalf of the Company against certain members and former members of the board of directors of the Company and certain former officers of the Company in the Court of Common Pleas of Cuyahoga County, Ohio. The Company is named as a nominal defendant. The complaint alleges, among other things, breach of fiduciary duty, gross mismanagement and constructive fraud arising out of, among other things, the termination of the proposed merger with Guilford, the inspectional observations by the FDA in its Form 483 relating to the U.S. clinical study of ADCON-L, and the Company's handling of potential medical device reports to the FDA. The complaint seeks unspecific compensatory and punitive damages from the individual defendants and fees and expenses.

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

On October 20, 2000, Mark A. Reichl filed a lawsuit against the Company and certain of its subsidiaries, officers, directors and employees, Praxa Pharmaceuticals and one of its employees, John A. Kona, M.D. and The Williamsburg Community Hospital, Incorporated in the Circuit Court for the City of Williamsburg, Virginia alleging certain products liability claims as a result of the use of ADCON(R)-L during surgery. With respect to the Company, the lawsuit alleges that as a result of being administered ADCON(R)-L during lumbar spinal surgery, Mr. Reichl has suffered personal injury, pain and suffering, disability and loss of income. The demand for judgment seeks compensatory and consequential damages in the amount of $30.0 million and punitive damages in the amount of $100.0 million.

The Department of Justice and the FDA are conducting an ongoing government investigation related to, among other things, the Company's handling of potential product complaints, reporting of potential medical device report events and the U.S. clinical study of ADCON-L. This investigation could result in potential civil or criminal penalties being filed against the Company or its employees. The Company has been cooperating and intends to continue to cooperate with this investigation to resolve these questions as quickly as possible.

The NASD is conducting a review of certain trading activity in Company stock by employees and former employees prior to the August 2000 announcement of the termination of the proposed merger with Guilford. The Company is cooperating with the NASD in this review.

Each of the above matters is in the early stages of development. As a result, management is unable to estimate the probability or the amount of loss, if any, of these matters and the investigations. In addition, from time to time, the Company may be involved in various disputes arising in the ordinary course of business. In management's opinion, if an unfavorable resolution of these matters or the investigations occurs, depending on the amount and timing, the Company's financial position, results of operations or cash flows could be materially impacted.

ITEM 2: CHANGES IN SECURITIES

On April 26, 2001, the Company issued a warrant to purchase 300,000 shares of the common stock of the Company to Paul Capital Royalty Acquisition Fund, L.P. ("PCRAF") in a transaction exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) of such Act. This warrant was issued in connection with the Revenue Interests Assignment Agreement, dated as of April 26, 2001, by and between the Company and PCRAF.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2001, at the Annual Meeting of Stockholders of Gliatech Inc., the stockholders took the following actions:

(1) Elected as Directors all nominees designated in the Proxy Statement dated April 17, 2001.

(2)     Approved the Gliatech Inc. 2001 Stock Incentive Plan

(3) Approved the appointment of the independent certified public accountants of the Company for the current fiscal year.

The Directors were elected pursuant to the following vote:


NOMINEE            FOR             WITHHELD      ABSTAIN     BROKER NON-VOTE

ROBERT P. PINKAS   8,279,162       53,467           --             --

STEVEN L. BASTA    8,279,162       53,467           --             --


In addition, the following Directors' term of office continued after the meeting: William A. Clarke and Ronald D. Henriksen.


The approval of the Gliatech Inc. 2001 Stock incentive Plan was approved by the following vote:


                   FOR             WITHHELD      ABSTAIN     BROKER NON-VOTE

                   3,122,372       475,346       22,125      4,712,786


The approval of appointment of Ernst & Young LLP as independent certified public accountants to the Company for its current fiscal year was approved by the following vote:


                   FOR              WITHHELD     ABSTAIN     BROKER NON-VOTE

                   8,303,799       20,784        8,046             --

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1     Form of Distributor Agreement

10.2 Warrant, dated April 26, 2001, by and between the Company and Paul Capital Royalty Acquisition Fund, L.P. is incorporated by reference to
         Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

10.3 Security Agreement, dated as of April 26, 2001, by and between the Company and Paul Capital Royalty Acquisition Fund, L.P. is incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

10.4 Revenue Interests Assignment Agreement, dated as of April 26, 2001, by and between the Company and Paul Capital Royalty Acquisition Fund, L.P. (certain portions of this exhibit have been omitted and were filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment) is incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

(b) The Company did not file any Current Reports on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001              GLIATECH INC.


                             By:           /s/Thomas F. Barnish
                                           --------------------
                                  Thomas F. Barnish, Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.           Description of Exhibit
-----------           ----------------------



10.1     Form of Distributor Agreement

10.2 Warrant, dated April 26, 2001, by and between the Company and Paul Capital Royalty Acquisition Fund, L.P. is incorporated by reference to
         Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

10.3 Security Agreement, dated as of April 26, 2001, by and between the Company and Paul Capital Royalty Acquisition Fund, L.P. is incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

10.4 Revenue Interests Assignment Agreement, dated as of April 26, 2001, by and between the Company and Paul Capital Royalty Acquisition Fund, L.P. (certain portions of this exhibit have been omitted and were filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment) is incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.