Form 10-Q
period 2001-09-30
GLIATECH INC
filed 2001-11-14
CIK 885741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (mark one)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                   OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE PER SHARE, AS OF NOVEMBER 12, 2001 WAS 9,682,637 SHARES.

                         GLIATECH INC. AND SUBSIDIARIES

                                      INDEX


PART I.                                FINANCIAL INFORMATION

Item 1        Financial Statements: (unaudited)

              Consolidated Balance Sheets -
              September 30, 2001 and December 31, 2000

              Consolidated Statements of Operations - for the three month and nine month periods ended September 30, 2001 and 2000

              Consolidated Statements of Cash Flows -
              for the nine month periods ended September 30, 2001 and 2000

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


PART II.                               OTHER INFORMATION

Item 1        Legal Proceedings


Item 6        Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         GLIATECH INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

 (In thousands)                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                                    2001                2000
                                                                             ------------------- -------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                           $     4,511          $     960
 Short-term investments                                                                    1,765              7,504
 Accounts receivable, less allowances of $156 in 2001 and
  $1,585 in 2000                                                                            923              1,771
 Inventories                                                                               3,279              2,315
 Prepaid expenses and other                                                                  184                744
                                                                             ------------------- -------------------
Total current assets                                                                      10,662             13,294

Long term investments                                                                                         3,642
Property and equipment, net                                                                2,638              3,197
Other assets, net                                                                          1,322              1,043
                                                                             ------------------- -------------------
TOTAL ASSETS                                                                         $    14,622        $    21,176
                                                                             =================== ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                    $     2,487         $    1,026
 Accrued expenses                                                                          2,446              2,814
 Product recall returns payable                                                            2,019              1,015
 Accrued research contracts                                                                   44                154
 Accrued clinical trial costs                                                                560                664
                                                                             ------------------- -------------------
 Total current liabilities                                                                 7,556              5,673

 Long-term obligations                                                                     7,268

Stockholders' equity:
 Common stock                                                                                 97                 97
 Additional paid-in capital                                                               75,506             74,465
 Accumulated other comprehensive income                                                       26                 27
 Accumulated deficit                                                                    (75,831)           (59,086)
                                                                             ------------------- -------------------
 Total stockholders' equity                                                                (202)             15,503
                                                                             ------------------- -------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $    14,622        $    21,176
                                                                             =================== ===================


See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands, except share and per share data)
                                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                              --------------------------------------- --------------------------------------
                                                     2001                2000               2001                2000
                                              -------------------- ------------------ ------------------- ------------------
REVENUES
Product sales                                           $     614        $     6,087         $     1,708        $    19,954
Government grants                                                                 57                                    542
                                              -------------------- ------------------ ------------------- ------------------
          Total revenues                                      614              6,144               1,708             20,496

OPERATING COSTS AND EXPENSES
Cost of products sold                                         728              2,386               3,381              4,753
Research and development                                    2,433              1,564               7,689              7,196
Selling, general and administrative                         2,508              2,320               7,158              8,604
Merger related and severance costs                                             6,817                                  7,541
                                              -------------------- ------------------ ------------------- ------------------
          Total operating costs and expenses                5,669             13,087              18,228             28,094
                                              -------------------- ------------------ ------------------- ------------------
Operating loss                                            (5,055)            (6,943)            (16,520)            (7,598)
Net interest (expense) income                               (326)                266               (225)                808
                                              -------------------- ------------------ ------------------- ------------------
NET LOSS                                             $    (5,381)       $    (6,677)     $      (16,745)        $   (6,790)
                                              ==================== ================== =================== ==================

Loss per share
          Basic                                      $     (0.56)       $     (0.70)     $        (1.73)        $    (0.71)
                                              ==================== ================== =================== ==================
          Diluted                                    $     (0.56)       $     (0.70)     $        (1.73)        $    (0.71)
                                              ==================== ================== =================== ==================

Average shares outstanding
          Basic                                         9,682,637          9,597,912           9,682,637          9,536,819
                                              ==================== ================== =================== ==================
          Diluted                                       9,682,637          9,597,912           9,682,637          9,536,819
                                              ==================== ================== =================== ==================


See notes to consolidated financial statements.

                         GLIATECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   2001                      2000
                                                                      -------------------------- --------------------------
OPERATING ACTIVITIES
Net loss                                                                       $ (16,745)           $       (6,790)
Adjustments to reconcile net loss to net cash used in
  Operating activities:
   Depreciation and amortization                                                      669                       540
   Provision for losses on accounts receivable                                                                   17
   Compensation from issuance of stock and stock options                              193                       131
   Gain on sale of investments                                                                                 (22)
   Changes in operating assets and liabilities:
     Accounts receivable                                                            2,233                   (2,792)
     Inventories                                                                    (964)                       615
     Government grants receivable and other assets                                    560                       309
     Accounts payable and other liabilities                                           712                       455
     Accrued research and clinical trial costs                                      (214)                   (1,561)
     Other long-term items                                                            614
                                                                      -------------------------- --------------------------
Net cash used in operating activities                                            (12,942)                   (9,098)
INVESTING ACTIVITIES
Sale of investments                                                                15,981                    17,397
Purchase of investments                                                           (6,600)                  (11,899)
Payment for patent rights and trademarks                                            (150)                     (217)
Purchase of property and equipment                                                   (73)                     (556)
                                                                      -------------------------- --------------------------
Net cash provided by investing activities                                           9,158                     4,725
FINANCING ACTIVITIES
Proceeds from long-term borrowings                                                  7,500
Debt issuance costs                                                                 (166)
Proceeds from exercise of stock options                                                                       1,468
                                                                      -------------------------- --------------------------
Net cash provided by financing activities                                           7,334                     1,468
                                                                      -------------------------- --------------------------

Increase (decrease) in cash and cash equivalents                                    3,551                   (2,905)
Cash and cash equivalents at beginning of period                                      960                     3,350
                                                                      -------------------------- --------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $        4,511             $         445
                                                                      ========================== ==========================


See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
Note 1.           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Gliatech Inc. for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission. Certain fiscal 2000 amounts have been reclassified to conform to fiscal 2001 presentation.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred annual losses and negative cash flows from operations since inception and has an accumulated deficit of $75.8 million at September 30, 2001. In January 2001, the Company recalled its primary products, ADCON-L and ADCON-T/N, and discontinued sale of these products due to a recall by a supplier of a raw material used in the production of these products. These factors raise substantial doubt about its ability to continue as a going concern.

The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, recommencing commercial sales of its products in the U.S., the outcome of pending litigation and investigations (see Note 8) and its ability to realize the full potential of its technology and its drug candidates. The Company has taken the following actions in 2001: (i) entered into a financing agreement (see Note 5) in April 2001, (ii) relaunched ADCON-L internationally in May 2001 and (iii) entered into a license agreement (see Note 11) in November 2001.

The Company is in discussion with potential strategic alliance partners to further the development of the remaining drug candidates in its pipeline. The Company is seeking additional financing, including debt and equity financing, and considering other strategic alternatives in order to continue operations. The Company is taking significant steps to reduce costs which is expected to include a reduction in the Company's workforce. However, there can be no assurance that any alliances, financing or strategic alternatives or other alternatives will be consummated as these alternatives may be dependent upon many other factors including, without limitation, market conditions, and such alternatives may not be available in a timely manner or be available on acceptable terms, if at all. The Company's ability to raise additional funds through these alternatives may also depend upon obtaining regulatory approval to recommence sales of

ADCON-L in the U.S., which is dependent upon the outcomes of the Food and Drug Administration's ("FDA") review, assessment of the Company's clinical data and the timeliness of FDA review due to Application Integrity Policy ("AIP") status.

There can be no assurance that the Company will obtain these additional funds to continue as a going concern. No adjustments to the amounts or classifications of assets and liabilities, which could result from the outcome of this uncertainty, are reflected in the financial statements.

Note 2.           Investments

Short-term and long-term investments classified as available-for-sale at September 30, 2001 and December 31, 2000 are as follows (in thousands):

                                                                          Gross Unrealized
                                           Amortized Cost         Holding Gain         Holding Loss        Fair Value
                                           --------------         ------------         ------------        ----------
September 30, 2001
Corporate debt securities                        $    739                $  21                              $    760
U.S. Treasury securities                            1,000                    5                                 1,005
                                                 --------                -----                              --------
                                                 $  1,739                $  26                              $  1,765
                                                 ========                =====                              ========

December 31, 2000
Corporate debt securities                        $  7,240                $  19                              $  7,259
U.S. Treasury securities                            3,879                   13                $(5)             3,887
                                                 --------                -----                ----          --------
                                                 $ 11,119                $  32                $(5)          $ 11,146
                                                 ========                =====                ====          ========


All of the Company's investments are classified as available-for-sale. Such investments are carried at fair value with unrealized holding gains and losses credited or charged to stockholders' equity. The fair value of each investment is determined by the most recent quoted market price. The amortized cost of corporate debt securities and U.S. treasury securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income.

Realized gains and losses on available-for-sale securities are determined on a specific identification basis. Any decline in market value below cost that is determined to be other than temporary is an impairment that would result in a reduction in the carrying amount to fair value. Such impairment, if any, is charged to current earnings, and an adjusted cost for the security is established.

Maturities of short-term investments classified as available-for-sale securities at September 30, 2001 were as follows (in thousands):

                                        Amortized Cost          Fair Value
                                        --------------          ----------

Due in 1-3 years                            $ 1,739               $ 1,765

Investments with maturities in excess of one year have been classified as short-term investments due to management's intentions to utilize these investments to fund current operations.

Note 3.           Inventories

At September 30, 2001 and December 31, 2000, inventories, net of reserves, consisted of (in thousands):

                                                   September 30,    December 31,
                                                        2001            2000
                                                        ----            ----

Raw material                                          $ 1,559           $ 2,315
Work in process                                         1,542
Finished goods                                            178
                                                    ---------         ---------

                                                      $ 3,279           $ 2,315
                                                    =========         =========

The Company records reserves for obsolete and impaired inventory when items are identified that will not meet either the Company's quality or regulatory validation requirements. The inventory obsolescence reserve decreased to $0.4 million at September 30, 2001 compared to $2.4 million at December 31, 2000 due to the elimination of inventory which contained raw material from a supplier which may have been contaminated with aluminum particulates.

Note 4.           Other Assets

At September 30, 2001 and December 31, 2000, other assets consisted of (in thousands):


                                                                         September 30,           December 31,
                                                                             2001                   2000
                                                                             ----                   ----
Patent cost, net of accumulated amortization of  $168
   at September 30, 2001 and $138 at December 31, 2000                  $      1,112              $      992
Trademark cost, net of accumulated amortization of  $33
   at September 30, 2001 and $30 at December 31, 2000                             34                      37
Debt issuance costs                                                              163
Other                                                                             13                      14
                                                                        ------------              ----------

                                                                        $      1,322              $    1,043
                                                                        ============              ==========


Patents are amortized on the straight-line basis over the shorter of the estimated useful life of the patented technology or seventeen years, beginning at the time the patent is issued. The Company reviews its patents to determine if the expected future operating cash flows to be derived from a patent is less than the carrying value. If an impairment has occurred, the patent is written-down to its expected future cash flows or, if abandoned, it is written-off in its entirety. There was no patent expense due to impairments or abandonments for the three month or nine month periods ended September 30, 2001 and 2000, respectively.

Trademark costs are amortized on the straight-line basis over the shorter of the estimated useful life of the trademark or ten years beginning at the time the trademark is granted.

Debt issuance costs represent professional services incurred related to the financing with Paul Capital Royalty Acquisition Fund, L.P. ("PCRAF"). These costs are being amortized on a straight-line basis over the life of the obligation.

Note 5.           Long-Term Obligations

The Company has long-term obligations, net of unamortized discount of $0.7 million (effective interest rate, 20.6%) of $7.3 million at September 30, 2001.

On April 26, 2001, the Company entered into a financing agreement with PCRAF that provides the Company will initially receive up to $15.0 million in stages. In addition, the Company will have the option for the 12 months following the commercial relaunch of ADCON(R)-L in the United States, to obtain, subject to the satisfaction of certain other conditions, an additional $15.0 million from PCRAF on the same general economic terms as the initial arrangement. As of September 30, 2001, the Company has received $7.5 million of the initial $15.0 million and may receive the remaining $7.5 million upon satisfaction of certain conditions, including, without limitation, the commercial relaunch of ADCON(R)-L in the United States.

In consideration for the first $15.0 million, PCRAF will receive royalty payments based on future sales of ADCON(R) products equal to the greater of i) 2.5% of net product sales or ii) certain guaranteed minimum annual royalty payments beginning in 2003 at a rate of $1.6 million annually and increasing in stages during future years up to $9.0 million annually. Royalty payments to PCRAF end on December 31, 2012. The royalty payments based on the percentage of net sales and the guaranteed minimum annual payment are subject to modification under certain conditions. If, among other things, ADCON(R)-L is not relaunched in the United States by a certain date and at a certain level, then: (i) the revenue interest would change to an increased percentage of future sales outside of the United States; (ii) guaranteed minimum annual royalty payments would be reduced; (iii) PCRAF's future funding obligations to the Company would be terminated; and (iv) the Company's option to receive additional capital would be terminated. Guaranteed minimum annual royalty payments due over the next five years at the current $7.5 million level of investment are as follows: $0 in 2001, $0 in 2002, $0.8 million in 2003, $0.8 million in 2004 and $2.1 million in
2005.

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

Note 6.           Cost of Products Sold

Cost of products sold for the three and nine months ended September 30, 2001 includes $0.3 million and $1.8 million, respectively, of operating and validation costs incurred at the Company's manufacturing facility in Solon, Ohio and its third party contract manufacturer, European Medical Contract Manufacturing B.V. In addition, cost of products sold for the nine months ended September 30, 2001 includes $0.6 million of product recall costs. Cost of products sold for the three and nine months ended September 30, 2000 includes $0.4 million and $0.8 million, respectively, of operating costs incurred at the Company's Solon, Ohio manufacturing facility.

Note 7.           Business Segment

The Company operates in one business segment. It is engaged in the development and commercialization of the Company's principal products, the ADCON(R) family, which are medical devices designed to inhibit scarring and adhesion following surgery. In January 2001, the Company recalled its primary products, ADCON-L and ADCON-T/N, and discontinued sale of these products due to a recall by a supplier of a raw material used in the production of these products. In May 2001, the Company recommenced commercial sale of ADCON-L outside the United States. The Company is currently selling ADCON(R)-L through independent medical device distributors in 34 countries outside the U.S. The Company does not have foreign facilities and therefore does not measure operating profit or loss from foreign sales.

Domestic and foreign net product sales are as follows (in thousands):

                           Three Months Ended                     Nine Months Ended
                               September 30,                          September 30,
                          2001                    2000          2001                   2000
                          ----                    ----          ----                   ----
Domestic                                 $         4,997                        $       16,710
Foreign               $        614                 1,090    $     1,708                  3,244
                      ------------       ----------------   -----------         --------------
Net product sales     $        614       $         6,087    $     1,708         $       19,954
                      ============       ===============    ===========         ==============


Note 8.           Litigation

To date, eleven plaintiffs, on behalf of themselves and all other persons similarly situated, have filed ten class action lawsuits against the Company, certain of its officers and certain former officers in the United States District Court for the Northern District of Ohio alleging violation of the federal securities laws. The actions were consolidated as IN RE GLIATECH INC. SECURITIES LITIGATION, Case No. 1:00 CV 2236, and the court appointed lead plaintiffs. Lead plaintiffs filed a Consolidated Amended Complaint on October 5, 2001, seeking to represent a class of all purchasers of stock of the Company during the period between April 9, 1998 and August 29, 2000 (the "Class Period"). This Consolidated Amended Complaint sets forth claims against the

Company and certain of its officers under Section 10(b) of the Securities Exchange Act of 1934 and Section 20(a) as to the individuals under Section 20(a). The Consolidated Amended Complaint alleges that the defendants made false and misleading statements during the Class Period and failed to disclose material facts in connection with, among other things, the termination of the merger agreement that had been entered into with Guilford Pharmaceuticals, Inc. ("Guilford") and certain inspectional observations by the FDA contained in its Form 483 relating to matters during the Class Period. The lead plaintiffs seek unspecified damages, equitable relief in the form of asset attachment and attorney's fees. The defendants have not yet responded to the Consolidated Amended Complaint.

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

On March 13, 2001, Geri Fried filed a derivative stockholder lawsuit on behalf of the Company against certain members and former members of the board of directors of the Company and certain former officers of the Company in the Court of Common Pleas of Cuyahoga County, Ohio. The Company is named as a nominal defendant. The complaint alleges, among other things, breach of fiduciary duty, gross mismanagement and constructive fraud arising out of, inter alia, the termination of the proposed merger with Guilford, the inspectional observations by the FDA in its Form 483 relating to the U.S. clinical study of ADCON-L, and the Company's handling of potential medical device reports to the FDA. The complaint seeks unspecified compensatory and punitive damages from the individual defendants and fees and expenses.

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

The Department of Justice and the FDA are conducting an ongoing government investigation related to, among other things, the Company's handling of potential product complaints, reporting of medical device report events and the U.S. clinical study of ADCON-L. This investigation could result in potential civil or criminal penalties being filed against the Company or its employees. The Company has been cooperating and intends to continue to cooperate with this investigation to resolve these questions as quickly as possible.

The National Association of Securities Dealers (the "NASD") conducted a review of certain trading activity in Company stock prior to the August 2000 announcement of the termination of the proposed merger with Guilford. Gliatech cooperated with the NASD in their review. The NASD has referred this matter to the Securities and Exchange Commission ("SEC") and the SEC has begun a non-public inquiry into this matter. The SEC inquiry could result in potential civil or criminal penalties against the Company and some of its current and former employees.

Each of the above matters is in the early stages of development. As a result, management is unable to estimate the probability or the amount of loss, if any, of these matters and the investigation. In addition, from time to time, the Company may be involved in various disputes arising in the ordinary course of business. In management's opinion, if an unfavorable resolution of these matters occurs, depending on the amount and timing, the Company's financial position, results of operations or cash flows could be materially impacted.

Note 9.           Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                   September 30,
                                                2001              2000            2001           2000
                                                ----              ----            ----           ----
Net loss                                    $  (5,381)        $   (6,677)       $(16,745)      $(6,790)
Unrealized (loss) gain on investments              (3)                38              (1)          44
                                            ---------         ----------        --------       -------
Total comprehensive loss                    $  (5,384)        $   (6,639)       $(16,746)      $(6,746)
                                            =========         ==========        ========       =======

Accumulated other comprehensive gain, which is shown as a separate credit to stockholders' equity, was $0.03 million at September 30, 2001 and December 31, 2000, respectively, and consists entirely of net unrealized gains on investments.

Note 10. Stock-Based Compensation to Employees and Non-Employees

The Company accounts for stock-based compensation related to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees." The Company recognized compensation cost for fixed stock options issued to employees and directors of $0.02 million and $0.2 million for the three and nine month periods ended September 30, 2001, respectively. No compensation cost for fixed stock options issued to employees and directors was recognized for the three or nine months ended September 30, 2000.

The Company accounts for stock-based compensation related to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The Company recognized compensation expense related to stock options issued to non-employee consultants of $0.02 million and $0.02 million for the three and nine month periods ended September 30, 2001, respectively. The Company recognized compensation expense related to stock options issued to non-employee consultants of $0.03 million and $0.1 million for the three and nine months ended September 30, 2000, respectively.

Note 11. Subsequent Events

In November 2001, Abgenix, Inc. and Gliatech entered into an agreement that provides Abgenix with exclusive worldwide rights to human monoclonal antibody therapies against the complement protein properdin as potential treatments for cardiovascular and inflammatory diseases. Abgenix has generated lead antibody product candidates for Gliatech under a prior agreement that was entered into in January 2000. Under the November 2001 agreement, Abgenix will now assume responsibility for development and commercialization of these antibodies.

Under the terms of the agreement, Abgenix obtains an exclusive license to develop and commercialize anti-properdin antibody therapies for all indications and will be responsible for clinical development, regulatory activities, manufacturing, marketing and sales. Gliatech has received from Abgenix an upfront license fee of $1.5 million and a commitment for a future equity investment and will receive potential milestone payments for multiple clinical indications, research funding for two years and royalties on net sales of any resulting products. Collectively, the total non-royalty payments could reach approximately $40 million, if a product is successfully commercialized.

In October 2001, Gliatech announced results of the independent re-evaluation of the magnetic resonance imaging ("MRI") data from the U.S. clinical study of ADCON(R)-L, which demonstrated there was no significant difference in maximum scar scores between the treatment group and the untreated control group. In this study, each of two neuroradiologists evaluated the MRI films to score the amount of post-operative scar evident for each patient six months after their surgery. The inter-reader and intra-reader reliability analyses in this re-evaluation indicated considerable variability in the MRI scar score measurements. As a result, the variability evident in this data reduced the utility of the MRI re-evaluation in this study as a valid measure of the effectiveness of ADCON(R)-L.

Gliatech subsequently announced an additional clinical outcome result of the U.S. clinical study of ADCON(R)-L. The results of the U.S. clinical study of ADCON(R)-L also indicated that the use of ADCON(R)-L resulted in a statistically significant reduction of radicular pain in patients one month following surgery as measured by two of three pain evaluation methods used in this study. At two months and six months, the ADCON(R)-L treated patients maintained a numerical advantage compared to the untreated control group on two of the measures, but these differences were not statistically significant.

Gliatech has reviewed in summary form all available data regarding ADCON(R)-L with the FDA. Based on these discussions, the FDA suggested the Company make a formal submission of the data for a thorough review by the FDA. The Company is considering alternatives for submitting this data including submitting either a supplement to its existing ADCON Pre-Market Approval ("PMA") application or submitting a new PMA to reflect the currently available data on ADCON(R)-L. The FDA has indicated that it will review the proposed PMA application following resolution of the Company's AIP status. Following a review of the data, the FDA has indicated that a FDA Advisory Panel meeting may be called to review the new data set and provide recommendations to FDA on whether the Company will be allowed to recommence distribution of ADCON(R)-L in the U.S.

After review of the submitted data, the FDA Advisory Panel may recommend that the Company not be allowed to resume distribution of ADCON(R)-L in the U.S., and there can be no assurance that the FDA will reach a decision on this matter in a time frame suitable for the Company's continued development and commercialization of ADCON(R)-L.

As part of its ongoing work related to the Company's AIP status, the Company's independent auditor, Health Policy Associates ("HPA"), has completed its previously announced audits of selected U.S. clinical study sites and will submit its report to the FDA and Gliatech when available. In addition, at the FDA's request, HPA has completed its investigation of past package sealing deficiencies described in the warning letter issued in September 1999. The report expresses concern, in HPA's opinion, regarding communications made by Gliatech to the FDA during 1999 related to this matter. The Department of Justice has included this matter in its ongoing investigation. Current product shipments are being made in a different package format and therefore the prior packaging issues are not applicable to the current commercial product.

In November 2001, Gliatech submitted its AIP Corrective Action Plan ("AIP CAP") for FDA review. Gliatech and the FDA have been working closely to resolve the Company's AIP status. Gliatech believes that key elements of resolution of the Company's AIP status involve ongoing audits by HPA, the Company's implementation of the AIP CAP, which establishes policies and procedures with respect to Gliatech's data integrity compliance activities, and an AIP inspection of Gliatech by the FDA.

In August 2001, the Company filed a registration statement on Form S-3 for a proposed rights offering and later withdrew the registration statement due to business and market conditions.

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Gliatech Inc. is engaged in the discovery and development of biosurgery and pharmaceutical products. The biosurgery products include ADCON(R) gel and ADCON(R) solution, which are proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit scarring and adhesions following surgery. Gliatech's pharmaceutical product candidates include small molecule drugs to modulate the cognitive state of the nervous system and proprietary monoclonal antibodies designed to treat inflammatory disorders. Based on European pivotal clinical studies and other compliance efforts and submission of data, the Company obtained regulatory clearance to affix CE Marking on ADCON(R)-L and ADCON(R)-T/N in August 1995 and January 1996, respectively, thereby allowing ADCON(R)-L and ADCON(R)-T/N to be marketed for lumbar disc surgery and tendon and peripheral nerve surgeries in the 19 European countries which recognize CE Marking. In December 1996, the Company signed a development and exclusive license agreement with Chugai for the sale of ADCON(R)-L and ADCON(R)-T/N in Japan. The Company is currently in discussions with Chugai to terminate this agreement.

The Company's primary source of revenue has been the sales of ADCON(R)-L throughout the world, which were primarily in the U.S. from June 1998 until the voluntary recall in January 2001, as described below. Other revenues have included various government grants awarded to the Company. The Company has not recognized any grant revenue since the third quarter of 2000. The Company is also engaged in the research and development of small molecule compounds for the potential treatment of several neurological disorders including Attention Deficit Hyperactive Disorder, sleep disorders, anxiety, schizophrenia and Alzheimer's Disease. In addition, the Company and Abgenix entered into an agreement in November 2001 to develop human monoclonal antibody therapies against the complement protein properdin as potential treatments for cardiovascular and inflammatory diseases.

After receiving FDA approval in May 1998, the Company commenced sales of ADCON(R)-L in the U.S. in June 1998. In September 1999, the FDA issued a warning letter to European Medical Contract Manufacturing B.V. ("EMCM"), the Company's third party manufacturer, which led to an import ban on all ADCON(R)-L shipments to the United States. After a successful re-inspection of EMCM's facilities, the import ban was lifted in December 1999 and the Company resumed shipments of ADCON(R)-L to the United States in January 2000. After an audit by the FDA of a post-approval clinical study of ADCON(R)-L, the FDA issued a Form 483 to the Company in August 2000. The Form 483 identified certain items relating to the recording of data and the process the Company used in recording and presenting this data to the FDA with respect to the U.S. clinical trial of ADCON(R)-L. In December 2000, the FDA placed the Company on Application Integrity Policy ("AIP") status due to, among other things, violations of good clinical practices in the conduct, analysis and reporting of data from the U.S. clinical study of ADCON(R)-L. The FDA has also communicated to the Company concerns regarding several other matters, including, without limitation, the Company's handling of potential product complaints, reporting of medical device reports and manufacturing deficiencies.

In January 2001, the Company voluntarily discontinued the worldwide sale of ADCON(R)-L and ADCON(R)-T/N and recalled such products due to the voluntary recall by a supplier of a raw material used in the manufacture of these products. In January 2001, the FDA issued an import alert with respect to ADCON(R)-L due to the supplier recall. Prior to the recall, the Company sold ADCON(R)-L through a network of independent manufacturer's agents that served the orthopaedic and neurosurgical markets in the U.S. The Company, in cooperation with the supplier of the raw material, has validated the production of ADCON(R)-L for distribution outside the U.S., with the raw material in a modified container. In April 2001, the Company successfully completed an International Standards Organization 9001 audit that was conducted by KEMA Registered Quality B.V., a European Notified Body. In May 2001, the Company successfully relaunched ADCON(R)-L internationally. The Company is currently selling ADCON(R)-L through independent medical device distributors in 34 countries outside the U.S.

On April 26, 2001, the Company entered into a financing agreement with PCRAF that provides the Company will initially receive up to $15.0 million in stages. In addition, the Company will have the option for the 12 months following the commercial relaunch of ADCON(R)-L in the United States, to obtain, subject to the satisfaction of certain other conditions, an additional $15.0 million from PCRAF on the same general economic terms as the initial arrangement. As of September 30, 2001, the Company has received $7.5 million of the initial $15.0 million and may receive the remaining $7.5 million upon satisfaction of certain conditions, including, without limitation, the commercial relaunch of ADCON(R)-L in the United States.

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

In August 2001, the Company filed a registration statement on Form S-3 for a proposed rights offering and later withdrew the registration statement due to business and market conditions.

In November 2001, Abgenix, Inc. and Gliatech entered into an agreement that provides Abgenix with exclusive worldwide rights to human monoclonal antibody therapies against the complement protein properdin as potential treatments for cardiovascular and inflammatory diseases. Abgenix has generated lead antibody product candidates for Gliatech under a prior agreement that was entered into in January 2000. Under the November 2001 agreement, Abgenix will now assume responsibility for development and commercialization of these antibodies.

Under the terms of the agreement, Abgenix obtains an exclusive license to develop and commercialize anti-properdin antibody therapies for all indications and will be responsible for clinical development, regulatory activities, manufacturing, marketing and sales. Gliatech has received from Abgenix an upfront license fee of $1.5 million and a commitment for a future equity investment and will receive potential milestone payments for multiple clinical indications, research funding for two years and royalties on net sales of any resulting products. Collectively, the total non-royalty payments could reach approximately $40 million, if a product is successfully commercialized.

REGULATORY AND FDA UPDATE

In July 2001, an 847 patient multi-center retrospective evaluation of ADCON(R)-L for inhibition of post-operative peridural fibrosis following spinal root decompression was completed on our behalf by an independent third party research organization. Results from this evaluation indicated that the incidence rates of adverse events in this study were similar to those seen in the ADCON(R)-L treated and control group patient population of our previous clinical trials for ADCON(R)-L.

In September 2001, the Company submitted its Corrective Action Plan ("the Manufacturing CAP") to the FDA, who had recently identified approval of an acceptable Manufacturing CAP as one of the key items required for FDA to grant permission to relaunch ADCON(R)-L in the U.S. markets. The manufacturing corrective actions relate to a switch to new packaging for a raw material used in ADCON(R)-L production and the implementation of new manufacturing inspection and test procedures. The FDA has indicated that it will review this report and will inspect the corrective actions. The FDA may require additional steps in manufacturing or other areas prior to granting permission to relaunch ADCON(R)-L in the U.S. markets.

In October 2001, the Company announced results of the independent re-evaluation of the magnetic resonance imaging ("MRI") data from the U.S. clinical study of ADCON(R)-L. In June 2001, the Company received permission from the FDA to initiate the independent re-evaluation MRI data in response to the Form FDA 483 received by the Company on August 23, 2000 concerning the post approval U.S. clinical trial of ADCON(R)-L and the FDA's guidance regarding key steps for the Company to both resume commercial distribution of ADCON(R)-L in the U.S. and resolve its AIP status. The independent re-evaluation of the study was established in cooperation with the FDA to ensure the integrity of the data for FDA review purposes. The re-evaluation was audited by the independent auditor, Health Policy Associates retained by the Company pursuant to its AIP status.

In this study, each of two neuroradiologists evaluated the MRI films to score the amount of post-operative scar evident for each patient six months after their surgery. The data set of scores by each neuroradiologist was analyzed as an independent outcome measure. No statistically significant differences between ADCON(R)-L treated and control patients were evident in the analysis of MRI scar scores rated by either neuroradiologist. The inter-reader and intra-reader reliability analyses in this re-evaluation indicated considerable variability in the MRI scar score measurements. The variability evident in this data may reduce the utility of the MRI re-evaluation in this study as a valid measure of the effectiveness of ADCON(R)-L.

Gliatech announced an additional clinical outcome result of the U.S. clinical study of ADCON(R)-L. The results of the U.S. clinical study of ADCON(R)-L also indicated that the use of ADCON(R)-L resulted in a statistically significant reduction of radicular pain in patients one month following surgery as measured by two of three pain evaluation methods used in this study. At two months and six months, the ADCON(R)-L treated patients maintained a numerical advantage compared to the untreated control group on two of the measures, but these differences were not statistically significant.

Gliatech has reviewed in summary form all available data regarding ADCON(R)-L with the FDA. Based on these discussions, the FDA suggested the Company make a formal submission of the data for thorough review by the FDA. The Company is considering alternatives for submitting this data including submitting either a supplement to its existing ADCON Pre-Market Approval ("PMA") application or submitting a new PMA to reflect the currently available data on ADCON(R)-L. The FDA has indicated that it will review the proposed PMA application following resolution of the Company's AIP status. Following a review of the data, the FDA has indicated that a FDA Advisory Panel meeting may be called to review the new data and provide recommendations to FDA on whether the Company will be allowed to recommence distribution of ADCON(R)-L in the U.S.

After review of the submitted data, the FDA Advisory Panel may recommend that the Company not be allowed to resume distribution of ADCON(R)-L in the U.S., and there can be no assurance that the FDA will come to a decision on this matter in a time frame suitable for the Company's continued development and commercialization of ADCON(R)-L.

As part of its ongoing work related to the Company's AIP status, the Company's independent auditor, Health Policy Associates ("HPA"), has completed its previously announced audits of selected U.S. clinical study sites and will submit its report to the FDA and Gliatech when available. In addition, at the FDA's request, HPA has completed its investigation of past package sealing deficiencies described in the warning letter issued in September 1999. The report expresses concern, in HPA's opinion, regarding communications made by Gliatech to the FDA during 1999 related to this matter. The Department of Justice has included this matter in its ongoing investigation. Current product shipments are being made in a different package format and therefore prior packaging issues are not applicable to the current commercial product.

In November 2001, Gliatech submitted its AIP Corrective Action Plan ("AIP CAP") for FDA review. Gliatech and the FDA have been working closely to resolve the Company's AIP status. Gliatech believes that key elements of resolution of the Company's AIP status involve ongoing audits by HPA, the Company's implementation of the AIP CAP, which establishes policies and procedures with respect to Gliatech's data integrity compliance activities, and an AIP inspection of Gliatech by the FDA.

RESULTS OF OPERATIONS

For the three month and nine month periods ended September 30, 2001 and 2000.

REVENUES

Total revenues, which consisted entirely of net product sales in 2001, decreased 90.0% to $0.6 million in the third quarter of 2001 compared to $6.1 million in the third quarter of 2000 and decreased 91.7% to $1.7 million in the first nine months of 2001 compared to $20.5 million in the first nine months of 2000. In January 2001, the Company voluntarily recalled and discontinued worldwide sale of its primary products, ADCON(R)-L and ADCON(R)-T/N, due to a recall by a supplier of a raw material used in the production of these products. In May 2001, the Company relaunched sales of ADCON(R)-L internationally. International net product sales, which have accounted for all product sales in 2001, were $0.6 million in the third quarter and $1.7 million in the first nine months of 2001. In the third quarter and first nine months of 2000, domestic net product sales were $5.0 million and $16.7 million, respectively, and international net product sales were $1.1 million and $3.2 million, respectively. Gliatech is currently selling ADCON(R)-L in 34 countries outside of the U.S. and international product sales are continuing to build following the relaunch in May 2001. No government grant revenue has been recognized in 2001. In the third quarter and first nine months of 2000, government grant revenue was $0.06 million and $0.5 million, respectively, which related to two Phase II Small Business Innovation Research ("SBIR") grants whose related costs were incurred during those periods.

OPERATING COSTS AND EXPENSES

Total operating costs decreased 56.7% to $5.7 million in the third quarter of 2001 compared to $13.1 million in the third quarter of 2000 and 35.1% to $18.2 million in the first nine months of 2001 compared to $28.1 million in the first nine months of 2000. Cost of products sold decreased to $0.7 million in the third quarter of 2001 compared to $2.4 million in the third quarter of 2000. Cost of products sold in the first nine months of 2001 decreased to $3.4 million compared to $4.8 million in the first nine months of 2000. Cost of products sold in the third quarter and first nine months of 2001 was unfavorably impacted by $0.3 million and $1.8 million, respectively, of operating and validation costs incurred at the Company's manufacturing facility in Solon, Ohio and its third party contract manufacturer, EMCM. Cost of products sold was also negatively impacted by $0.6 million of product recall costs, which were incurred in the first six months of 2001. Cost of products sold in the third quarter and first nine months of 2000 included $0.4 million and $0.8 million, respectively, of operating costs incurred at the Company's Solon, Ohio manufacturing facility.

Excluding the operating, validation and product recall costs, cost of products sold as a percentage of net product sales was 76.2% and 59.1% for the third quarter and first nine months of 2001, respectively and 32.9% and 19.6% for the third quarter and first nine months of 2000, respectively. Cost of products sold as a percentage of net product sales was unfavorably impacted in 2001 by sales mix. In the first nine months of 2001, net product sales consisted entirely of lower margin international sales, whereas in 2000 net product sales consisted primarily of higher margin domestic sales.

Research and development expenses increased 55.6% to $2.4 million in the third quarter of 2001 compared to $1.6 million in the third quarter of 2000 and increased 6.9% to $7.7 million for the first nine months of 2001 compared to $7.2 million for the first nine months of 2000. Research and development costs increased in the third quarter and first nine months of 2001 compared to the third quarter and first nine months of 2000 primarily due to increased costs of $0.3 million and $0.8 million, respectively, related to H3 research programs and increased enrollment in the Phase II clinical trial of GT-2331, $0.2 million and $0.6 million, respectively, of costs related to the re-evaluation of the MRI data from the U.S. clinical study of ADCON(R)-L, $0.4 million of costs related to the retrospective U.S. study of ADCON(R)-L and $0.4 million and $1.1 million, respectively, of regulatory costs associated with the Company's AIP status and its Corrective Action Plan submission to the FDA. These increases were partially offset by a reduction of $0.8 million of costs related to the ADCON-P pivotal trial, which were incurred primarily in the first six months of 2000, as patient enrollment and certain related consulting costs were completed in 2000.

Selling, general and administrative expenses increased 8.1% to $2.5 million in the third quarter of 2001 compared to $2.3 million in the third quarter of 2000 and decreased 16.8% to $7.2 million in the first nine months of 2001 compared to $8.6 million in the first nine months of 2000. Legal, professional and consulting services related to litigation against the Company and matters regarding the Company's AIP status with the FDA increased by $1.0 million and $1.5 million, respectively, in the third quarter and first nine months of 2001 compared to the third quarter and first nine months of 2000. Due to the discontinuance of U.S. sales since January 2001, commission expense decreased by $0.8 million and $3.0 million, respectively, in the third quarter and the first nine months of 2001 compared to the third quarter and first nine months of 2000.

The third quarter and first nine months of 2000 also included non-recurring costs related to a terminated merger and severance of $6.8 million and $7.5 million, respectively.

INTEREST INCOME (EXPENSE)

Interest income (expense), net, decreased to $(0.3) million in the third quarter of 2001 compared to $0.3 million in the third quarter of 2000 and decreased to $(0.2) million for the first nine months of 2001 compared to $0.8 million in the first nine months of 2000. The decreases were due to a reduction in cash, cash equivalents and investment balances used to fund operations due to reduced net product sales and non-cash interest charges of $0.4 million in the third quarter of 2001 and $0.7 million in the first nine months of 2001 related to the long-term obligation with PCRAF.

NET LOSS

The Company's net loss decreased to $(5.4) million or $(0.56) per share in the third quarter of 2001 compared to $(6.7) million or $(0.70) per share in the third quarter of 2000 and increased to

$(16.7) million or $(1.73) per share for the first nine months of 2001 compared to $(6.8) million or $(0.71) per share. The net loss in third quarter and first nine months of 2001 primarily resulted from the lack of U.S. sales in 2001. Excluding the impact of the non-recurring costs related to the terminated merger and severance of $6.8 million in the third quarter of 2000 and $7.5 million in the first nine months of 2000, the Company would have achieved net income of $0.1 million in third quarter of 2000 and $0.8 million in the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the commercialization of ADCON(R)-L in the United States, the Company historically financed its operations primarily through the private placement and public offering of its equity securities, research contract licensing fees, and, to a lesser extent, through federally sponsored research grants. The Company has not received any government grant revenue since the third quarter of 2000. The Company has applied for new grant funding, however, there can be no assurance that the Company will be awarded any new grants. In October 1995, the Company received net proceeds of $19.7 million from its initial public offering in which it sold 2,300,000 shares of its common stock. In June 1998, the Company raised additional funds through a public offering of 1,725,000 shares of its common stock, including the exercise of the over-allotment option of 225,000 shares. The net proceeds to the Company from this offering were $18.9 million. In August 2001, the Company filed a registration statement on Form S-3 for a proposed rights offering and later withdrew the registration statement due to business and market conditions.

In order to preserve principal and maintain liquidity, the Company's funds are invested primarily in commercial paper and other short-term investments. The Company's cash, cash equivalents and investments decreased by $5.8 million to $6.3 million at September 30, 2001 compared to $12.1 million at December 31, 2000 due to cash used to fund operations, which was partially offset by a capital infusion of $7.5 million from PCRAF in the second quarter of 2001. Although sales of ADCON(R)-L outside the U.S. resumed in May 2001, the Company does not expect to generate positive cash flow from operations for the foreseeable future as sales of ADCON(R)-L in the U.S. have been discontinued for an indefinite period.

On April 26, 2001, the Company entered into a financing agreement with PCRAF that provides the Company will initially receive up to $15.0 million in stages. In addition, the Company will have the option for the 12 months following the commercial relaunch of ADCON(R)-L in the United States, to obtain, subject to the satisfaction of certain other conditions, an additional $15.0 million from PCRAF on the same general economic terms as the initial arrangement. As of September 30, 2001, the Company has received $7.5 million of the initial $15.0 million and may receive the remaining $7.5 million upon satisfaction of certain conditions, including, without limitation, the commercial relaunch of ADCON(R)-L in the United States.

In consideration for the first $15.0 million, PCRAF will receive royalty payments based on future sales of ADCON(R) products equal to the greater of i) 2.5% of net product sales or ii) certain guaranteed minimum annual royalty payments beginning in 2003 at a rate of $1.6 million annually and increasing in stages during future years up to $9.0 million annually. Royalty payments to PCRAF end on December 31, 2012. The royalty payments based on the percentage of net sales and the guaranteed minimum annual payment are subject to modification under certain conditions. If, among other things, ADCON(R)-L is not relaunched in the United States by a certain date and at a certain level, then:
(i) the revenue interest would change to an increased percentage of future sales outside of the United States; (ii) guaranteed minimum annual royalty payments would be reduced; (iii) PCRAF's future funding obligations to the Company would be terminated; and (iv) the Company's option to receive additional capital would be terminated. In addition, PCRAF received a warrant to purchase 300,000 shares of common stock of the Company at $2.00 per share. In the event of a change in control in the Company or upon the occurrence of certain other events as defined in the financing agreement, PCRAF has the option to put its revenue interest back to the Company at a specified rate of return, which is dependent upon the date at which PCRAF exercises this option and the level of investment by PCRAF. The Company also has the option to repurchase PCRAF's royalty interest beginning in 2003.

In November 2001, Abgenix, Inc. and Gliatech entered into an agreement that provides Abgenix with exclusive worldwide rights to human monoclonal antibody therapies against the complement protein properdin as potential treatments for cardiovascular and inflammatory diseases. Abgenix has generated lead antibody product candidates for Gliatech under a prior agreement that was entered into in January 2000. Under the November 2001 agreement, Abgenix will now assume responsibility for development and commercialization of these antibodies.

Under the terms of the agreement, Abgenix obtains an exclusive license to develop and commercialize anti-properdin antibody therapies for all indications and will be responsible for clinical development, regulatory activities, manufacturing, marketing and sales. Gliatech has received from Abgenix an upfront license fee of $1.5 million and a commitment for a future equity investment and will receive potential milestone payments for multiple clinical indications, research funding for two years and royalties on net sales of any resulting products. Collectively, the total non-royalty payments could reach approximately $40 million, if a product is successfully commercialized. Given the infusions of capital in 2001, the Company believes that it currently has sufficient cash, cash equivalents and short-term investments on hand to meet operating requirements through March 2002.

The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, recommencing commercial sales of its products in the U.S., the outcome of pending litigation and investigations and its ability to realize the full potential of its technology and its drug candidates. The Company is in discussion with potential strategic alliance partners to further the development of the remaining drug candidates in its pipeline. The Company is seeking additional financing, including debt and equity financing, and considering other strategic alternatives in order to continue operations. The Company is taking significant steps to reduce costs which is expected to include a reduction in the Company's workforce. However, there can be no assurance that any alliances, financing or strategic alternatives or other alternatives will be consummated as these alternatives may be dependent upon many other factors including, without limitation, market conditions, and such alternatives may not be available in a timely manner or be available on acceptable terms, if at all. The Company's ability to raise additional funds through these alternatives may also depend upon obtaining regulatory approval to recommence sales of ADCON-L in the U.S., which is dependent upon the outcomes of the Food and Drug Administration's ("FDA") review, assessment of the Company's clinical data and the timeliness of the FDA review due to Application Integrity Policy ("AIP") status.

The Company's future capital requirements will depend on, and could increase as a result of many factors, including, but not limited to, the cost for recommercialization of ADCON(R)-L in the U.S., the future commercialization success of its ADCON family of products, the progress of the Company's research and development, including the costs related to its Cognition Modulation GT-2331, Alzheimer's Disease, schizophrenia and other pharmaceutical programs, the scope, timing and results of preclinical studies and clinical trials, the cost and timing of obtaining regulatory approvals and resolution of the issues outlined in FDA Forms 483, the outcome of pending litigation and investigations, the Company's success in obtaining the strategic alliances required to fund certain of its programs, the rate of technological advances, determinations as to the commercial potential of certain of the Company's product candidates, the status of competitive products and the establishment of additional manufacturing capacity. The Company may reduce or even eliminate certain programs or activities based on management's assessment of the status of the FDA review of clinical data, AIP status, manufacturing and other test results as well as the financial condition of the Company in order to decrease future capital requirements.

The Company from time to time is involved in various stages of discussion or negotiation regarding acquisitions or mergers and from time to time other strategic alternatives. As of the date hereof, the Company has not entered into a definitive agreement with respect to any such financing transaction or other strategic alternative, other than with PCRAF and Abgenix. The Company is pursuing the issuance of additional equity securities or debt instruments and may pursue corporate collaborative agreements or strategic alliances, as required, to meet its capital requirements. The issuance of additional equity securities, if any, could result in substantial dilution to the Company's stockholders. There can be no assurance that the additional funding will be available on terms acceptable to the Company, if at all. The failure to fund the Company's capital requirements would have a material adverse effect on its business, financial condition and results of operations.

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

 FORWARD-LOOKING STATEMENTS. Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements." When used in this Form 10-Q, the words "believes," "anticipates," "expects," "intends" and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of the Company to be different from expectations expressed or implied by such forward-looking statements. Such factors include, but are not limited to, commercial uncertainty of regulatory approvals of the Company's ADCON products, including the timing and content of decisions made by the FDA, relating to, among other things, decisions regarding the sale of ADCON-L, the uncertainty of the outcome of FDA's review of clinical data, product recalls, the import alert and inspectional observations, commercial uncertainty of market acceptance of the Company's ADCON family of products, delays in product development of additional ADCON products, uncertainty of outcomes of future FDA audits and inspections, the uncertainty of the status of the Company with respect to AIP regulations, the uncertainty of timing and decisions of the FDA Advisory Panel and/or the FDA following a review of data regarding resuming sales of ADCON-L in the U.S., the uncertainty of expenses associated with clinical trials and research efforts, which may affect the profitability of the Company, uncertainty due to the early stage of development for the pharmaceutical programs, the ability of the Company to raise additional funding, the ability of the Company to establish and maintain collaborative arrangements with others, the potential market size for ADCON products, the ability of the Company to obtain an adequate supply of the materials used in the manufacture of its ADCON products, the productivity of distributors of ADCON products, shortages of supply of ADCON products from the Company's sole manufacturer, the lack of supply of raw materials for the Company's products, uncertainty of future profitability, uncertainties related to the Company's proprietary rights in its products, the outcome of pending litigation and investigations, technological change and the ability of the Company to fund its capital requirements through cash from operations or the issuance of debt or equity securities, the ability of the Company to consummate strategic collaborations or other strategic alternatives on terms satisfactory to the Company, or at all. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of other assumptions, risks, uncertainties, general economic and business conditions, and the business opportunities (or lack thereof) that may be presented to and pursued by the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

As reported in the Company's previous periodic reports, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, the following actions have commenced against the Company. None of these actions commenced during the period covered by this Quarterly Report of Form 10-Q.

To date, the following plaintiffs, on behalf of themselves and all other persons similarly situated, have filed ten class action lawsuits against the Company, certain of its officers and certain former officers in the United States District Court for the Northern District of Ohio alleging violation of the federal securities laws. The actions were consolidated as In re Gliatech Inc. Securities Litigation, Case No. 1:00 CV 2236, and the court appointed lead plaintiffs. Lead plaintiffs filed a Consolidated Amended Complaint on October 5, 2001, seeking to represent a class of all purchasers of stock of the Company during the period between April 9, 1998 and August 29, 2000 (the "Class Period"). This Consolidated Amended Complaint sets forth claims against the Company and certain of its officers under Section 10(b) of the Securities Exchange Act of 1934 and Section 20(a) as to the individuals under Section 20(a). The Consolidated Amended Complaint alleges that the defendants made false and misleading statements during the Class Period and failed to disclose material facts in connection with, among other things, the termination of the merger agreement that had been entered into with Guilford Pharmaceuticals, Inc. ("Guilford") and certain inspectional observations by the FDA contained in its Form 483 relating to matters during the Class Period. The lead plaintiffs seek unspecified damages, equitable relief in the form of asset attachment and attorney's fees. The defendants have not yet responded to the Consolidated Amended Complaint.

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

On March 13, 2001, Geri Fried filed a derivative stockholder lawsuit on behalf of the Company against certain members and former members of the board of directors of the Company and certain former officers of the Company in the Court of Common Pleas of Cuyahoga County, Ohio. The Company is named as a nominal defendant. The complaint alleges, among other things, breach of fiduciary duty, gross mismanagement and constructive fraud arising out of, inter alia, the termination of the proposed merger with Guilford, the inspectional observations by the FDA in its Form 483 relating to the U.S. clinical study of ADCON-L, and the Company's handling of potential medical device reports to the FDA. The complaint seeks unspecified compensatory and punitive damages from the individual defendants and fees and expenses.

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

The Department of Justice and the FDA are conducting an ongoing government investigation related to, among other things, the Company's handling of potential product complaints, reporting of medical device report events and the U.S. clinical study of ADCON-L. This investigation could result in potential civil or criminal penalties being filed against the Company or its employees. The Company has been cooperating and intends to continue to cooperate with this investigation to resolve these questions as quickly as possible.

The National Association of Securities Dealers (the "NASD") conducted a review of certain trading activity in Company stock prior to the August 2000 announcement of the termination of the proposed merger with Guilford. Gliatech cooperated with the NASD in their review. The NASD has referred this matter to the Securities and Exchange Commission ("SEC") and the SEC has begun a non-public inquiry into this matter. The SEC inquiry could result in potential civil or criminal penalties against the Company and some of its current and former employees.

Each of the above matters is in the early stages of development. As a result, management is unable to estimate the probability or the amount of loss, if any, of these matters and the investigation. In addition, from time to time, the Company may be involved in various disputes arising in the ordinary course of business. In management's opinion, if an unfavorable resolution of these matters occurs, depending on the amount and timing, the Company's financial position, results of operations or cash flows could be materially impacted.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 Licensing, Development and Commercialization Agreement, dated as of November 1, 2001, by and between the Company and Abgenix, Inc. (certain portions of this exhibit have been omitted and were filed separately with the Securities and Exchange Commission pursuant to a request by the Company for Confidential Treatment).

(b)      Report on Form 8-K.

         The Company filed a Current Report on Form 8-K on September 27, 2001 with respect to a press release describing the Company's submission of its Correction Action Plan to the Food and Drug Administration.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001          GLIATECH INC.


                                 By:     /s/Thomas F. Barnish
                                     -------------------------
                                     Thomas F. Barnish, Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.           DESCRIPTION OF EXHIBIT
-----------           ----------------------



10.1 Licensing, Development and Commercialization Agreement, dated as of November 1, 2001, by and between the Company and Abgenix, Inc. (certain portions of this exhibit have been omitted and were filed separately with the Securities and Exchange Commission pursuant to a request by the Company for Confidential Treatment).