Form 10-K
period 2001-12-31
GLIATECH INC
filed 2002-04-01
CIK 885741

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Annual Report or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock held by non-affiliates as of March 5, 2002 at a closing price of $0.62 per share as reported by the OTC Bulletin Board was approximately $5,965,681. Shares of Common Stock held by each officer and director, their respective spouses, and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Number of shares of Common Stock outstanding as of March 5, 2002 was 9,682,637.

                      DOCUMENTS INCORPORATED BY REFERENCE

None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 GLIATECH INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

PART I
  Item 1.    Business....................................................    2
  Item 2.    Properties..................................................   14
  Item 3.    Legal Proceedings...........................................   14
  Item 4.    Submission of Matters to a Vote of Stockholders.............   16
PART II
  Item 5.    Market for Company's Common Equity and Related Stockholder
             Matters.....................................................   17
  Item 6.    Selected Financial Data.....................................   18
  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   19
  Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk........................................................   27
  Item 8.    Financial Statements and Supplementary Data.................   27
  Item 9.    Changes in and Disagreements With Accountants On Accounting
             and Financial Disclosure....................................   49
PART III
  Item 10.   Directors and Executive Officers of the Company.............   49
  Item 11.   Executive Compensation......................................   51
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..................................................   56
  Item 13.   Certain Relationships and Related Transactions..............   56
PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports On Form
             8-K.........................................................   57

---------------

ADCON, ADCON-A, ADCON-C, ADCON-I, ADCON-L, ADCON-P, ADCON-T/N, ADCON Gel and ADCON Solution are registered trademarks of Gliatech Inc. GT-2331 is a trademark of Gliatech Inc.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Gliatech Inc. is engaged in the discovery and development of biosurgery and pharmaceutical products. The biosurgery products include ADCON(R)-L, ADCON(R)-T/N and ADCON(R) Solution, which are proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit scarring and adhesions following surgery. Gliatech's pharmaceutical product candidates include small molecule drugs to modulate the cognitive state of the nervous system and proprietary monoclonal antibodies designed to treat inflammatory disorders. The discussion presented below should be read in conjunction with the Company's consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

     The Company was incorporated under the laws of the State of Delaware on August 12, 1987 and commenced operations in 1988. The Company's executive offices are located at 23420 Commerce Park Road, Cleveland, Ohio 44122, telephone number (216) 831-3200.

REGULATORY MATTERS

     The U.S. Food and Drug Administration ("FDA") placed the Company on Application Integrity Policy ("AIP") status in December 2000 due to violations of Good Clinical Practices ("GCP") in the conduct, analysis and reporting of data from a U.S. Clinical Study of ADCON-L, lack of reporting of events under the Medical Device Reporting ("MDR") regulations and certain other past activities of Gliatech. Under the AIP, the FDA will not substantively review submissions until the FDA has assessed the validity of data and information in Gliatech's applications. The FDA will not review, unless it grants an exception, new or pending pre-market approval ("PMA") applications or supplements or Investigational Device Exemptions ("IDEs") until the FDA has validated the integrity of the Company's procedures and submissions or the Company has been removed from AIP status.

     In connection with resolution of the Company's AIP status, the FDA has requested that Health Policy Associates, Inc. ("HPA"), an independent auditor, evaluate certain past submissions by the Company. Additionally, the FDA has requested the independent auditor to review past package sealing deficiencies described in the warning letter issued in September 1999 to the Company's contract manufacturing firm, European Medical Contract Manufacturing B.V. ("EMCM"), located in The Netherlands. Current product shipments are being made in a different syringe package format and therefore the prior packaging issues are not applicable to the current commercial product.

     The Company has retained the independent auditor to assess the validity of data and information submitted to the FDA by the Company. The auditor has completed the assessments requested by the FDA and has submitted all reports requested by the FDA under the AIP review of past conduct and submissions by the Company. These reports noted, in the opinion of the auditor, certain deficiencies, including failure to file Medical Device Reports during the period 1998-2000, concerns regarding communications related to the September 1999 warning letter regarding packaging/sealing issues and data integrity questions related to the original U.S. study submission in 1999, which included the magnetic resonance imaging ("MRI") data. The Company has taken corrective actions related to each of these reports consistent with its work to resolve AIP status. These findings are currently under review by the FDA.

     The Company has developed an AIP corrective action plan to address concerns raised by the FDA or the independent auditor regarding internal systems, procedures, training and data integrity. This AIP corrective action plan was submitted to the FDA in November 2001. Subsequently, the Company responded to several comments from the FDA related to this plan. The corrective action plan and these responses are currently under review by the FDA and the Company expects that the FDA will conduct an inspection of the Company before deciding, at the FDA's sole discretion, if and when the Company will be removed from AIP status. As a result of the Company's AIP status, all submissions by the Company of data relating to ADCON(R) products will not be substantively reviewed by the FDA until issues regarding AIP are resolved.

     In January 2001, the Company voluntarily recalled and discontinued the worldwide sale of ADCON-L and ADCON-T/N due to a recall by a supplier of a raw material used in the production of these products. Due to the supplier recall, FDA issued an import alert with respect to ADCON-L in January 2001.

     As required by the FDA in connection with the recall, the Company submitted in September 2001 a manufacturing corrective action plan to FDA relating to new packaging for a raw material used in ADCON-L production and the implementation of new manufacturing inspection and test procedures. The FDA is reviewing this report and has indicated that it will review ADCON-L manufacturing procedures to determine whether the corrective actions have been properly implemented. The FDA may require additional modifications in manufacturing procedures or processes or other areas prior to concluding that the manufacturing issues have been resolved. The Company, in cooperation with the supplier of the raw material, validated the production of ADCON-L for distribution outside the U.S., with the raw material in a modified container. In April 2001, the Company successfully completed an International Standards Organization 9001 audit that was conducted by KEMA Registered Quality B.V., a European Notified Body. In May 2001, the Company successfully relaunched ADCON-L internationally.

     In order to address a primary area of interest of the FDA related to efficacy of ADCON-L, the Company conducted a re-read of the data from the U.S. clinical study. In October 2001, the Company received final results from the independent MRI re-read study. In this re-evaluation of MRI data from that study, there was no significant difference in maximum scar scores between the treatment group and the untreated control group. For this re-read, each of two neuroradiologists evaluated the MRI films to score the amount of post-operative scar evident for each patient six months after their surgery. The data set of scores by each neuroradiologist was analyzed as an independent outcome measure. No statistically significant differences between ADCON-L treated and control patients were evident in analysis of MRI scar scores rated by either neuroradiologist. The inter-reader and intra-reader reliability analyses in this re-evaluation indicated considerable variability in the MRI scar score measurements. The variability evident in this data may reduce the utility of the MRI data as a measure of the effectiveness of ADCON-L.

     In October 2001, after the results of the MRI re-read were known, Gliatech reviewed in summary form all available data regarding ADCON-L with the FDA, including the data from the European clinical study, pain data from both the European and U.S. clinical studies and postoperative scar data generated from reoperations on both ADCON-L and control patients. Based on these discussions, the FDA suggested that the Company make a formal submission of the data for a thorough review by the FDA. The Company is considering alternatives for submitting this data including submitting either a supplement to its existing ADCON-L PMA application or submitting a new PMA application to reflect the currently available data on ADCON-L. The FDA has indicated that it will review the proposed application following resolution of the Company's AIP status. The FDA has also indicated that the data may be reviewed by an FDA Advisory Panel and the Advisory Panel may provide recommendations to the FDA on whether the Company should be allowed to recommence distribution of ADCON-L in the U.S. subject to any conditions it may deem appropriate. The Advisory Panel's recommendation is not binding on the FDA. There can be no assurance that the FDA will reach a decision on this matter in a time frame suitable for the Company's continued development and commercialization of ADCON-L or, if the Advisory Panel makes a recommendation, that the FDA will agree with the Advisory Panel.

     On January 18, 2002, the Company's common stock was delisted from Nasdaq because the Company failed to comply with either the minimum net tangible asset requirement or minimum stockholders' equity requirement for continued listing as set forth in Marketplace Rule 4450(a)(3). The Company's common stock currently trades on the OTC Bulletin Board electronic quotation system. There is no assurance that such shares will continue to trade on the OTC Bulletin Board market.

     In March 2002, the Company entered into a written Plea Agreement ("Agreement") with the Department of Justice ("DoJ"). Under the terms of the Agreement, the Company agreed to plead guilty to six misdemeanor violations of the Food, Drug and Cosmetic Act. Pursuant to the Agreement, the Company will admit to (i) failing to submit Medical Device Reports to the FDA regarding four adverse events possibly related to the use of ADCON-L; (ii) a single event of the adulteration of a medical device held for sale regarding Gliatech's failure to maintain complete complaint files as required by FDA regulations; and (iii) the submission to the FDA of a report pertaining to a medical device that was false and misleading regarding the omission of data from the final report of the U.S. Clinical Study for ADCON-L. All of the conduct at issue occurred between January 1999 and February 2000. The Company has not admitted in the Agreement that there is any causal relationship between ADCON-L and the adverse events discussed in the Agreement. The Company also has not admitted that any of the misdemeanor violations were committed with the intent to defraud or mislead the FDA. The Agreement proposes a total fine of $1.2 million to be paid in six equal, interest-free installments over a five-year period, with the first payment due at the time of sentencing. The Agreement is subject to the approval and acceptance by the United States District Court for the Northern District of Ohio, Eastern Division. If accepted by the United States District Court, the Agreement resolves the investigation of the Company by the DoJ's Office of Consumer Litigation and the FDA's Office of Criminal Investigations.

     The National Association of Securities Dealers (the "NASD") conducted a review of certain trading activity in Company stock prior to the August 2000 announcement of the termination of the proposed merger with Guilford Pharmaceuticals. Gliatech cooperated with the NASD in their review. The NASD has referred this matter to the Securities and Exchange Commission ("SEC") and the SEC's Division of Enforcement is conducting a non-public inquiry into this matter. The SEC inquiry could result in potential civil or criminal penalties against the Company and some of its current and former employees.

BIOSURGERY

     The Company's biosurgery products are based on the ADCON(R) family of products. The lead product, ADCON-L, has been developed for use to inhibit peridural fibrosis following specific spinal surgery procedures, such as lumbar surgeries. ADCON-T/N had been approved for commercialization in Europe and several international markets, but not yet in the United States, for use to inhibit scar formation in tendon and nerve surgery. The ADCON(R) Gel products, ADCON-L and ADCON-T/N, were recalled worldwide in January 2001. ADCON-L was reintroduced for commercial distribution in 34 countries, including the major European countries, outside the U.S. in May 2001. New packaging for ADCON-T/N is currently in validation for reintroduction in the international marketplace. Reintroduction of ADCON-L in the U.S. market is dependent upon the resolution of regulatory actions previously discussed.

ADCON FAMILY OF PRODUCTS

  ADCON-L

     ADCON-L is a proprietary, resorbable, carbohydrate polymer gel, which is applied directly to the surgical site during lumbar surgery. ADCON-L is designed to provide a physical barrier between the membranes covering the spinal cord and the back muscles, and between the spinal nerve roots and the inner surface of the vertebral body. This physical barrier is designed to inhibit scarring and adhesions at the surgical site and improve surgical outcomes. ADCON-L is approved in Europe and some international markets under a CE Mark registration and has an approved PMA application in the United States. As part of the AIP, the FDA may review the approved PMA.

     The Company has conducted two pivotal clinical trials of ADCON-L in lumbar surgery, one study in Europe and one in the United States. The European study demonstrated that ADCON-L inhibits peridural scarring and improves surgical outcomes by reducing activity-related pain. The FDA issued, in August 2000, inspectional observations on Form FDA 483 relating to the process the Company used in recording and presenting data with respect to the final results of the U.S. clinical trial of ADCON-L. As a result of these observations and other concerns, the FDA placed the Company on AIP status. The Company and the FDA are working to resolve the AIP status. The Company believes that the key elements of resolution of the Company's AIP status involve review of the final reports of the independent auditor, the Company's implementation of the AIP corrective action plan and an AIP inspection of the Company by the FDA.

     ADCON-L was relaunched for commercial distribution in international markets in May 2001. Permission from the FDA to resume commercial distribution in the U.S. will depend upon successful resolution of manufacturing changes related to the packaging of a raw material component of ADCON-L, resolution of AIP status and a favorable review of clinical data supporting ADCON-L by the FDA. The FDA has indicated that safety and efficacy data may be reviewed by an FDA Advisory Panel prior to permitting ADCON-L to be relaunched in the U.S. The Company is considering alternatives for submitting clinical data including submitting either a supplement to its existing ADCON-L PMA application or submitting a new PMA application to reflect the currently available data on ADCON-L. The FDA has indicated that it will review the proposed application following resolution of the Company's AIP status. The FDA has also indicated that the data may be reviewed by an FDA Advisory Panel and the Advisory Panel may provide recommendations to the FDA on whether the Company should be allowed to recommence distribution of ADCON-L in the U.S. subject to any conditions it may deem appropriate. The Advisory Panel's recommendation is not binding on the FDA. There can be no assurance that the FDA will reach a decision on this matter in a time frame suitable for the Company's continued development and commercialization of ADCON-L or, if the Advisory Panel makes a recommendation, that the FDA will agree with the Advisory Panel.

     In August 1999, the Company filed an IDE with the FDA to initiate a pilot clinical trial evaluating ADCON-L in breast augmentation surgeries. This pilot clinical trial was conducted at two clinical study sites. Patient enrollment in this pilot clinical trial was completed in the first quarter of 2000 and the related one-year follow-up was completed during the first quarter of 2001. The Company has completed the studies and is awaiting the audit results from their independent auditor. Submissions the Company may make regarding ADCON-L in breast augmentation surgeries are subject to procedures imposed as a result of the Company's AIP status.

  ADCON-T/N

     ADCON-T/N is similar to ADCON-L, but is provided to physicians in a form appropriate for application in peripheral tendon and nerve surgeries. ADCON-T/N, a gel product, is approved in Europe under a CE Mark registration and several international markets, but has not been approved in the United States. This product has not been available for sale following the January 2001 recall due to a pending package change. New packaging for ADCON-T/N is currently in validation for reintroduction in the international marketplace. In order to obtain approval of this product in the United States, additional clinical data will be needed. No additional clinical studies are underway at this time.

  ADCON(R) Solution (formerly ADCON(R)-A and ADCON(R)-P)

     ADCON(R) Solution is a proprietary, resorbable, carbohydrate polymer liquid that is applied during pelvic, gynecologic, abdominal and colorectal surgeries. ADCON(R) Solution is designed to provide a physical barrier to inhibit scarring and adhesions, which may lead to small bowel obstructions, infertility or pain.

     The Company has completed pilot studies of ADCON(R) Solution in both pelvic and abdominal surgery indications. In each of these pilot studies, the findings indicated a reduction in scar formation in treated patients as compared with the control group.

     The Company commenced patient enrollment of a pivotal clinical trial for ADCON(R) Solution in January 1999. In this study, ADCON(R) Solution is being tested in the United States in up to 20 clinical study sites in approximately 200 patients undergoing minimally invasive gynecological surgery. The Company has discussed with the FDA its intention to submit an amendment to the protocol for this study to conform this protocol to current standards of clinical trial design, including using a two-tailed statistical analysis. This amendment to the protocol will increase the total number of patients in the study. The Company is preparing a PMA submission for ADCON(R) Solution, which would be submitted to the FDA upon the completion of this pivotal study if the results support such a submission. In addition, the Company intends to request FDA permission to begin a pivotal study in an abdominal surgery indication. Submissions the Company makes regarding ADCON(R) Solution are subject to the procedures imposed as a result of the Company's AIP status.

  Other ADCON Products and Applications

     The Company is conducting preclinical studies relating to applications of ADCON(R) technology and products in inhibiting scarring and adhesions in specific other surgical procedures. Applications of ADCON(R) technology currently in testing include use with prosthetic devices and use in cardiac surgery.

PHARMACEUTICAL PROGRAMS

     The Company is also engaged in the research and development of small molecule compounds for the treatment of several neurological disorders and antibody therapies to inhibit inflammation. These products may potentially treat disorders such as Attention Deficit Hyperactive Disorder ("ADHD"), sleep disorders, schizophrenia, obesity, rheumatoid arthritis, cardiopulmonary bypass surgery complications and Alzheimer's Disease ("AD").

  Cognition Modulation -- GT-2331

     The Company has identified small molecules that act on the histamine H(3) receptor in the brain. Histamine is a chemical messenger that regulates sleep/wake states and modulates levels of arousal and alertness. The histamine H3 receptor is predominantly found in the brain and regulates the synthesis and release of histamine in the brain. An antagonist to this receptor may enhance arousal and alertness, and thus may be useful to treat conditions such as ADHD, AD and sleep disorders, such as narcolepsy. Other small molecules that have different effects on this receptor may be useful to treat insomnia or obesity through appetite control.

     The Company completed two Phase I double blind human clinical trials with the H(3) receptor antagonist, GT-2331. The Company is currently conducting a Phase II trial in adults with ADHD. The Phase II study is a multi-dose, double-blind, randomized, placebo-controlled clinical trial to evaluate the efficacy of GT-2331. The design of this study involves sequential enrollment of escalating dose groups of 30 patients each. The Company has completed enrollment of the 5 mg and 10 mg dose groups and is currently enrolling the 15 mg dose group.

  Anti-Inflammatory Monoclonal Antibodies

     The Company is developing proprietary monoclonal antibodies to the complement protein properdin. These antibodies are designed to block the activation of the alternate complement pathway. Inappropriate activation of this pathway can lead to unwanted inflammatory responses during or following coronary bypass surgery, heart attack or stroke. Conditions such as rheumatoid arthritis and lupus may also be associated with chronic inflammation involving the alternate complement pathway.

     In November 2001, the Company signed an agreement with Abgenix, Inc. which provides Abgenix with exclusive worldwide rights to human monoclonal antibody therapies against the complement protein properdin as potential treatments for cardiovascular and inflammatory diseases. Abgenix has generated lead antibody product candidates for Gliatech under a December 1999 collaboration and will now assume responsibility for development and commercialization.

     Under the terms of the agreement, Abgenix obtains an exclusive license to develop and commercialize anti-properdin antibody therapies for all indications and will be responsible for clinical development, regulatory activities, manufacturing, marketing and sales. The Company received a non-refundable upfront license fee of $1.5 million and a commitment for a future equity investment. The Company also will receive research funding for two years and may receive potential milestone payments for multiple clinical indications and royalties on net sales of any resulting products. Collectively, the non-royalty payments could reach approximately $40 million over the term of the contract upon successful completion of various clinical milestones.

  Schizophrenia

     The Company has identified a small molecule lead compound in our research program involving the regulation of human glycine transporters. These transporters modulate the levels of the neurotransmitter glycine in the central nervous system. The Company is developing inhibitors of these glycine transporters that would increase the levels of glycine at the glycine receptor and may be useful in treating symptoms of schizophrenia. In February 2002, the Company was awarded a Phase I Small Business Innovation Research Award for $0.1 million to evaluate the development of potent and selective inhibitors of the glycine transporter type 1.

MARKETING AND SALES

  In the United States

     In the United States, prior to the voluntary recall in January 2001, the Company marketed ADCON-L through a network of independent manufacturers' agents that serve the orthopaedic and neurosurgical markets. The Company utilized approximately 31 such independent organizations to market ADCON-L in the United States. In the United States, the Company established the price of its products for sale to surgeons and hospitals and the independent manufacturers' agents were compensated on a commissioned basis. These manufacturers' agents are independent third parties, not employees of the Company, and are not under the direct control or supervision of the Company, except that they are subject to the terms and conditions of their respective agreements. The Company continues to have discussions and communications with these agents.

     After receiving FDA approval in May 1998 to market ADCON-L in the United States, the Company commenced sales in the United States in June 1998. In September 1999, the FDA issued an import alert relating to ADCON-L in connection with a warning letter issued by the FDA to the Company's contract manufacturing firm, EMCM. The import alert, which prohibited the Company from importing ADCON-L during the last two months of 1999, was removed after a successful re-inspection of EMCM's facility in December 1999. At such time, EMCM immediately resumed production of ADCON-L for distribution in the United States and, in the first quarter of 2000, the Company resumed distribution of ADCON-L in the United States. As previously discussed, in January 2001, the FDA issued an import alert with respect to ADCON-L in connection with a supplier recall of a raw material used in the manufacture of ADCON-L.

  Outside the United States

     In August 1995, the Company obtained regulatory clearances to affix CE Marking for ADCON-L, which allowed the Company to market ADCON-L in the 19 European countries that recognize CE Marking. The Company marketed ADCON-L in approximately 34 countries outside the United States through independent medical device distributors. In addition, the Company entered into distribution agreements for the sale of ADCON-L in certain countries, regions and territories, including, without limitation, Argentina, Australia, Austria, Belgium, Boliva, Brazil, Canada, Chile, Columbia, Cyprus, Czech Republic, Denmark, Ecuador, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Korea, Luxemburg, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Paraguay, Peru, Poland, Portugal, Puerto Rico, the Republic of South Africa, Singapore, Slovakia, Spain, Sweden, Switzerland, Turkey, United Kingdom, Uruguay and Venezuela (collectively, the "Distributing Countries").

     In January 1996, the Company obtained regulatory clearance to affix CE Marking for ADCON-T/N, which, prior to the voluntary recall, allowed the Company to market ADCON-T/N in the 19 European countries that recognize CE Marking. New packaging for ADCON-T/N is currently in validation for reintroduction in markets outside the U.S., which would allow the Company to market its ADCON-T/N medical device in approximately 34 Distributing Countries through independent medical device distributors.

     The Company signed a development and exclusive license agreement in December 1996 with Chugai Pharmaceutical Co. Ltd. ("Chugai") for the sale of ADCON-L and ADCON-T/N in Japan. Chugai subsequently filed an application requesting regulatory approval to market such products in Japan. The Company and Chugai terminated this agreement in February 2002 by mutual consent. As a result of the termination of this agreement, the Company has temporarily suspended efforts to have these products registered in Japan until a new arrangement is entered into with a new distributor.

     The Company's international distributor agreements provide the distributors with exclusive distribution rights in their assigned territory. The agreements require the distributors to meet specified minimum annual purchase targets and to provide the Company with periodic reports on their sales to hospitals. In the event such targets are not achieved, the Company may, upon the expiration of applicable notice periods, terminate such arrangements. The Company currently establishes the price of its products for sale to distributors and each distributor then sets the price for sale to hospitals. The Company's distributors are independent third parties, not employees of the Company, and are not under the direct control or supervision of the Company, except that they are subject to the terms and conditions of their respective distribution agreements.

MANUFACTURING AND SUPPLIERS

     The Company utilizes a sole third party manufacturer, EMCM, located in Nijmegen, The Netherlands, for the manufacture of international commercial distribution requirements of ADCON-L. The Company believes that the manufacturer has the ability to supply sufficient products to satisfy the Company's existing international requirements for ADCON-L and ADCON-T/N and be the primary supplier for future requirements of these products worldwide. The Company currently purchases the key components for ADCON-L and ADCON-T/N from suppliers and provides such components to the contract manufacturer who formulates these components into ADCON-L and ADCON-T/N. The contract manufacturer is registered as a subcontractor for the manufacture of pharmaceutical products by The Netherlands designated agency and is certified to International Organization of Standardization ("ISO") requirements for manufacture of such products. ISO 9002 Certification is an internationally recognized standard of quality manufacturing. The manufacture of the Company's products is subject to FDA Quality Standards Regulations ("QSR") or other requirements prescribed by the appropriate regulatory agency in the country of use.

     The Company also currently leases a 12,400 square foot facility in Solon, Ohio, which, in September 2000, received the European Economic Area ("EEA") regulatory approval for commercial distribution of ADCON-L to all EEA countries, as well as other countries in the world except the U.S., where ADCON-L was being marketed. Prior to the voluntary recall in January 2001, the Company distributed ADCON-L to these countries from this facility. In November 2001, the Company suspended operations at this facility in an effort to reduce operating costs. The Company is actively seeking a third party to assume the lease under the same economic terms as contained in the current lease until it terminates in April 2009 as well as to purchase certain equipment in the facility.

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

     The Company currently obtains one of the key components for its ADCON(R) products from a single supplier. The raw material used in the manufacture of its ADCON(R) products was recalled by the supplier due to potential particulates in the raw material from the aluminized paper lid liner. As of January 12, 2001, the supplier began providing the Company with a supply of raw material in a modified container for production of ADCON(R) gel. The Company must obtain FDA approval for the use of the raw material in a modified container prior to recommencing sales in the U.S. See "Business-Regulatory Matters".

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

     There are significant efforts by others, including many companies and academic institutions, to develop products that may compete with products that are developed by the Company relating to its biosurgery products, such as the ADCON(R) family of products and its pharmaceutical programs, including the Cognition Modulation GT-2331 program. Products that may compete with the ADCON(R) family of products include Intergel(R) from Lifecore Biomedical, Inc. and Seprafilm(TM) from Genzyme Biosurgery, both of which may compete with ADCON Solution, and Sepragel(TM) Spine from Genzyme Biosurgery, which may compete with ADCON-L. Intergel(R) received final U.S. approval by the FDA and commenced marketing in the United States in 2002. Sepragel(TM) Spine has initiated pivotal clinical trials to evaluate its use in reducing peridural scarring following lumbar surgery. In addition, several companies are marketing competing products outside the U.S. Development of these as well as other products may be at a more advanced stage of development compared to certain of the Company's products. In addition, there may be substantial competition in the biopharmaceutical and medical industries, both from specialized firms and from major pharmaceutical, chemical, medical device and surgical supply companies. Many of the Company's potential competitors have product development capabilities and financial and human resources greater than the Company as well as certain manufacturing, marketing, sales and distribution capabilities. Universities and other research institutions may develop similar technologies and processes which, in some instances, may be utilized by others to compete with the Company's products.

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

GOVERNMENT REGULATION

     The manufacture and sale of the Company's products are subject to regulation by numerous authorities, principally the FDA. The regulatory approval process is lengthy, expensive and uncertain. Prior to commercial sale in the United States, the Company's products under development must be approved by the FDA. The Company may also need to seek a new, separate approval for changes to a marketed product, such as ADCON-L, or to the product's labeling. Securing FDA approvals may require the submission of extensive clinical data and supporting information. Product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. Failure to comply with applicable FDA regulatory requirements could result in sanctions being imposed on the Company or the manufacturer of its products, including warning letters, fines, injunctions, product seizure, civil penalties, failure of the FDA to grant pre-market approval, operating restrictions, prohibitions on importation and criminal prosecution. On December 21, 2000, the FDA placed the Company on the Application Integrity Policy list. As a result, the FDA will not substantively review new or pending PMA applications or supplements or new IDEs until the FDA has assessed the validity of data and information in the Company's submissions. See "Business-Regulatory Matters".

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

     There is no certainty that the ongoing clinical studies involving ADCON Solution will be completed in a timely manner or that the data and information obtained from these studies will be sufficient to support the filing or approval of a pre-market approval application. In addition, there can be no assurance that the Company will be able to obtain the approvals necessary to market ADCON Solution or any other products under development on a timely basis, if at all. See "Business -- Regulatory Matters".

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

     Approval Process for Medical Devices -- United States. The FDC Act requires FDA approval of class III products prior to commercialization of medical devices. Pursuant to the FDC Act, the FDA regulates the manufacture, sale and distribution of medical devices in the United States. Medical devices are classified into class I, II or III on the basis of the controls deemed by the FDA to be reasonably necessary to ensure their safety and effectiveness. Class I devices are generally subject to general controls (e.g.,labeling and adherence to QSR requirements) and class II devices are subject to general controls, pre-market clearance and special controls (e.g., performance standards, postmarket surveillance and FDA guidelines). Generally, class III devices are those which require pre-market approval by the FDA in addition to general controls to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting, implantable devices or devices which have not been found to be substantially equivalent to legally marketed devices). The FDA regulates the Company's ADCON- Gel and Solution products as class III medical devices.

     Before a new device can be introduced into the market, the manufacturer or distributor generally must obtain FDA clearance or approval through either a 510(k) pre-market notification or a PMA application. A 510(k) clearance will be granted if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed class I or II medical device, or to a preamendment class III medical device (i.e., one that was marketed before May 28, 1976) for which the FDA has not called for pre-market approvals. A PMA generally must be filed if the proposed device is not substantially equivalent to a legally marketed class I or II device or if it is a preamendment class III device for which the FDA requires pre-market approval. A PMA must be supported by extensive data, including preclinical and clinical trial data to demonstrate the safety and efficacy of the device. The Company's devices currently in development will likely be subject to the PMA process.

     If human clinical trials of a device are required and the device presents a "significant risk," the sponsor of the device is required to file an IDE application to obtain FDA permission prior to commencing human clinical trials. The clinical trials must be conducted under the auspices of one or more institutional review boards ("IRBs").

     Following receipt of the PMA, if the FDA determines that the pre-market approval application is sufficiently complete to permit a substantive review, the FDA will "file" the application. Once the submission is filed, the FDA begins a substantive review of the PMA. The PMA process can be expensive, uncertain and lengthy, frequently requiring several years to complete from the date the PMA is accepted for filing. A number of devices for which pre-market approval has been sought by other companies have never been approved for marketing. The review time may be significantly extended by the FDA, if it requires more information or clarification of information already provided in the submission. During the review period, an advisory panel may be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will generally inspect the manufacturing facility to ensure compliance with QSR requirements prior to approval of a pre-market approval application. If granted, the pre-market approval may include significant limitations on the indicated uses for which a product may be marketed. The FDA prohibits promoting products for unapproved or "off-label" uses.

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

     The steps required before a new drug product may be marketed in the United States include (1) preclinical laboratory and animal tests conducted in accordance with the Good Laboratory Practices Regulations, (2) submission to the FDA of an investigational new drug ("IND") application, which must become effective before human clinical trials may commence, (3) well-controlled human clinical trials to establish the safety and efficacy of the new drug product,
(4) submission of a new drug application ("NDA") to the FDA and (5) FDA approval of the NDA. The Company's drug products are in preclinical, Phase I or early Phase II development. Approval by the FDA must be obtained for each product and for each indication to be treated with each product. The submission of an NDA and the subsequent marketing of approved prescription drugs may also require the payment of certain user fees to the FDA.

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

     Reports of results of preclinical studies and clinical trials for drugs, such as those likely to be developed by the Company, are submitted to the FDA in the form of an NDA. The NDA also includes information pertaining to the preparation of drug substances, analytical methods, drug product formulation and details on the manufacture of finished product as well as proposed product packaging and labeling. Submission of an NDA does not assure FDA approval for marketing. The application review process generally takes one or more years to complete, although reviews of treatments for cancer and other severely debilitating or life-threatening diseases may be accelerated. However, the process may take substantially longer if, among other things, the FDA has questions or concerns about the safety and/or efficacy of a product. There is no assurance that the Company's drug products will qualify for expedited or accelerated review procedures.

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

     In order to qualify for CE marking, a medical device must be in compliance with the MDD requirements related to the performance and safety of medical devices (the "Essential Requirements"). This involves obtaining assessment certification from a government authorized body such as a testing laboratory or other certifying body (the "Notified Body"). The Company is using a Dutch Notified Body for this purpose and has chosen a particular conformity assessment path involving type examination of the devices and auditing of the Company's quality system used in production. There are also specific requirements related to clinical investigation and reporting of adverse incidents.

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

     Devices will be subject to, in addition to future legislation of European Union or other countries, continued national regulation on pricing and reimbursement, which may vary from country to country. Certain other requirements, such as clinical investigations and post marketing surveillance, will probably be subject to significant variation among countries. The regulation of drugs in the European Union is subject to a separate and different regulatory framework, which requires, among other things, pre-market approval by the applicable regulatory agencies before sale of such products.

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

     The Company owns seven issued U.S. patents, one pending U.S. patent application, and corresponding foreign patents and patent applications relating to its ADCON products.

     Nine U.S. patents, owned solely by the Company, have been issued covering the composition of a matter for a series of synthetic H(3) receptor antagonist compounds. Additional U.S. patent applications and their corresponding foreign applications for additional series of H(3) receptor antagonist and H(3) receptor agonist compounds, their methods of medical use and pharmaceutical compositions, are pending. Two U.S. patent applications covering novel H(3) and H(4) receptor proteins are pending. No assurance can be given that any claims relating to these products and methods will be issued.

     In addition, one U.S. patent has been issued concerning the anti-properdin monoclonal antibody. Additional U.S. patent applications and their corresponding foreign applications are pending. Four U.S. patent applications concerning the glycine transporter are pending with their corresponding foreign applications.

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

RESEARCH AND DEVELOPMENT EXPENSES

     The Company's research and development efforts with respect to its biosurgery products and pharmaceutical programs slowed in 2001 due to management's decision to limit the number of new programs entered into due to limited available funding as a result of the Company's financial condition. In addition, as a result of the Company's AIP status, all submissions by the Company of data relating to ADCON(R) products will not be substantively reviewed by the FDA, unless the FDA grants the Company an exception, until issues regarding AIP are resolved. Research and development expenses for the years ended December 31, 2001, 2000 and 1999 were approximately $8.1 million, $8.2 million and $11.8 million, respectively. The Company employs approximately 28 individuals who are engaged in or directly support its research and development efforts.

DOMESTIC AND FOREIGN NET PRODUCT SALES

     Sales of the Company's ADCON products, particularly ADCON-L, comprised approximately 84%, 98% and 95% of the Company's revenues for years ending December 31, 2001, 2000 and 1999, respectively. Three international distributors accounted for 19%, 14% and 12% of total net product sales in 2001. No international distributors or domestic customers accounted for more than 10% of total net product sales in 2000 or 1999. For a description of domestic and foreign net product sales and certain related information, see Note N of Notes to Consolidated Financial Statements included herein.

EMPLOYEES

     As of December 31, 2001, the Company had 58 full-time employees, 10 of whom held a Ph.D. or M.D. Of the Company's 58 employees, 28 were engaged in, or directly supported, research and development, 7 were engaged in the sales and marketing of the ADCON family of products, 10 performed manufacturing, regulatory and quality functions and the remaining 13 performed executive or administrative functions.

ITEM 2.  PROPERTIES.

     The Company's operations are conducted at a 53,250 square foot, leased facility in Beachwood, Ohio, a suburb of Cleveland. The Company renewed and extended the lease for an additional three-year term commencing January 1, 2002 and ending December 31, 2004. In addition, the Company leases a 12,400 square foot facility in Solon, Ohio, which, prior to the voluntary recall, was used to manufacture ADCON-L for commercial distribution to all EEA countries, as well as other countries in the world except the U.S., where ADCON-L was being marketed. In November 2001, the Company suspended operations at this facility in an effort to reduce operating costs. The Company is actively seeking a third party to assume the lease under the same economic terms as contained in the current lease until it terminates in April 2009 as well as to purchase certain equipment in the facility.

ITEM 3.  LEGAL PROCEEDINGS.

     To date, eleven plaintiffs, on behalf of themselves and all other persons similarly situated, have filed ten class action lawsuits against the Company, certain of its officers and certain former officers in the United States District Court for the Northern District of Ohio alleging violation of the federal securities laws. The actions were consolidated as In re Gliatech Inc. Securities Litigation, Case No. 1:00 CV 2236, and the court appointed lead plaintiffs. Lead plaintiffs filed a Consolidated Amended Complaint on October 5, 2001, seeking to represent a class of all purchasers of stock of the Company during the period between April 9, 1998 and August 29, 2000 (the "Class Period"). This Consolidated Amended Complaint sets forth claims against the Company and certain of its officers under Section 10(b) of the Securities Exchange Act of 1934 and Section 20(a) as to the individuals under Section 20(a). The Consolidated Amended Complaint alleges that the defendants made false and misleading statements during the Class Period and failed to disclose material facts in connection with, among other things, the termination of the merger agreement that had been entered into with Guilford Pharmaceuticals, Inc. ("Guilford") and certain inspectional observations by the FDA contained in its Form 483 relating to matters during the Class Period. The lead plaintiffs seek unspecified damages, equitable relief in the form of asset attachment and attorney's fees. On January 18, 2002, the defendants filed a motion to dismiss, and the lead plaintiffs filed a response to this motion on March 4, 2002.

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

     On October 20, 2000, Mark A. Reichl filed a lawsuit against the Company and certain of its subsidiaries, officers, directors and employees, Praxa Pharmaceuticals and one of its employees, John A. Kona, M.D. and The Williamsburg Community Hospital, Incorporated in the Circuit Court for the City of Williamsburg, Virginia alleging certain product liability claims as a result of the use of ADCON-L during surgery. The Company settled this suit in December 2001, which was covered by the Company's product liability insurance.

     In March 2002, the Company entered into a written Plea Agreement ("Agreement") with the Department of Justice ("DoJ"). Under the terms of the Agreement, the Company agreed to plead guilty to six misdemeanor violations of the Food, Drug and Cosmetic Act. Pursuant to the Agreement, the Company will admit to (i) failing to submit Medical Device Reports to the FDA regarding four adverse events possibly related to the use of ADCON-L; (ii) a single event of the adulteration of a medical device held for sale regarding Gliatech's failure to maintain complete complaint files as required by FDA regulations; and (iii) the submission to the FDA of a report pertaining to a medical device that was false and misleading regarding the omission of data from the final report of the U.S. Clinical Study for ADCON-L. All of the conduct at issue occurred between January 1999 and February 2000. The Company has not admitted in the Agreement that there is any causal relationship between ADCON-L and the adverse events discussed in the Agreement. The Company also has not admitted that any of the misdemeanor violations were committed with the intent to defraud or mislead the FDA. The Agreement proposes a total fine of $1.2 million to be paid in six equal, interest-free installments over a five-year period, with the first payment due at the time of sentencing. The Agreement is subject to the approval and acceptance by the United States District Court for the Northern District of Ohio, Eastern Division. If accepted by the United States District Court, the Agreement resolves the investigation of the Company by the DoJ's Office of Consumer Litigation and the FDA's Office of Criminal Investigations.

     The National Association of Securities Dealers (the "NASD") conducted a review of certain trading activity in Company stock prior to the August 2000 announcement of the termination of the proposed merger with Guilford Pharmaceuticals. Gliatech cooperated with the NASD in their review. The NASD has referred this matter to the Securities and Exchange Commission ("SEC") and the SEC's Division of Enforcement is conducting a non-public inquiry into this matter. The SEC inquiry could result in potential civil or criminal penalties against the Company and some of its current and former employees.

     Management is unable to estimate the probability or the amount of loss, if any, of these remaining matters. In addition, from time to time, the Company may be involved in various disputes arising in the ordinary course of business. In management's opinion, if an unfavorable resolution of these matters occurs, depending on the amount and timing, the Company's financial position, results of operations or cash flows could be materially impacted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of 2001.

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

                                                               HIGH                LOW
                                                              ------              ------
2001
  Fourth Quarter............................................  $ 4.10              $ 0.48
  Third Quarter.............................................  $ 4.60              $ 3.00
  Second Quarter............................................  $ 6.00              $ 1.75
  First Quarter.............................................  $ 6.06              $ 1.75
2000
  Fourth Quarter............................................  $ 8.00              $ 3.75
  Third Quarter.............................................  $27.69              $ 6.06
  Second Quarter............................................  $20.88              $12.88
  First Quarter.............................................  $26.56              $12.25

     Effective January 18, 2002, the Company's Common Stock was delisted from the Nasdaq National Market for failure to comply with either the minimum net tangible asset requirement or minimum stockholders' equity requirement for continued listing as set forth in Marketplace Rule 4450(a)(3). As of the close of business on March 5, 2002, the price of the Common Stock of the Company was $0.62 per share, as reported on the OTC Bulletin Board. The quotations for the Company's Common Stock on the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions. As of March 5, 2002, there were approximately 229 stockholders of record for the Common Stock of the Company. The Company believes that the actual number of stockholders of the Common Stock of the Company exceeds 400.

     Allan M. Green, M.D., Ph.D., J.D., William A. Clarke, Theodore E. Haigler, Jr. and Irving S. Shapiro resigned from the Board of Directors in January 2002, December 2001, March 2001 and January 2001, respectively.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following selected consolidated financial data of the Company for the years ended December 31, 1997 through 2001 are derived from the consolidated financial statements of the Company. The information presented below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          2001         2000         1999         1998         1997
                                       ----------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
Revenues
Net product sales....................  $    2,597   $   23,113   $   26,495   $   13,926   $    1,536
Research contracts and license
  fees...............................         486                       514        2,559        2,954
Government grants....................                      542          944          846          410
                                       ----------   ----------   ----------   ----------   ----------
     Total revenues..................       3,083       23,655       27,953       17,331        4,900
Operating Costs and Expenses
  Cost of products sold..............       5,208        8,503        4,973        2,468          614
  Research and development...........       8,054        8,204       11,826        9,509        6,692
  Selling, general and
     administrative..................      10,744       13,352       12,228       10,028        4,953
  Costs to exit leased facility......       1,223
  Settlement costs...................         949
  Merger related and severance
     costs...........................                    7,541          780
                                       ----------   ----------   ----------   ----------   ----------
     Total operating costs and
       expenses......................      26,178       37,600       29,807       22,005       12,259
                                       ----------   ----------   ----------   ----------   ----------
Loss from operations.................     (23,095)     (13,945)      (1,854)      (4,674)      (7,359)
Settlement of claim..................                                                          (2,025)
Interest income......................         387        1,026        1,459          916          824
Interest expense.....................      (1,035)
                                       ----------   ----------   ----------   ----------   ----------
Net loss.............................  $  (23,743)  $  (12,919)  $     (395)  $   (3,758)  $   (8,560)
                                       ==========   ==========   ==========   ==========   ==========
Basic and diluted net loss per common
  share..............................  $    (2.45)  $    (1.35)  $    (0.04)  $    (0.44)  $    (1.16)
                                       ==========   ==========   ==========   ==========   ==========
Shares used for purposes of computing
  basic and diluted net loss per
  common share.......................   9,682,637    9,564,315    9,472,532    8,511,014    7,354,124
                                       ==========   ==========   ==========   ==========   ==========

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          2001         2000         1999         1998         1997
                                       ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Cash, cash equivalents and
  investments........................  $    3,000   $   12,106   $   20,814   $   26,399   $   11,542
Working capital......................        (699)       7,621       20,601       24,778        9,370
Total assets.........................       9,099       21,176       32,384       33,962       14,805
Long-term obligations................       8,433
Accumulated deficit..................     (82,829)     (59,086)     (46,167)     (45,772)     (42,014)
Total stockholders' (deficit)
  equity.............................  $   (7,213)  $   15,503   $   26,392   $   27,153   $   11,440

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is engaged in the discovery and development of biosurgery and pharmaceutical products. The biosurgery products include ADCON-L, ADCON-T/N and ADCON(R) Solution, which are proprietary, resorbable, carbohydrate polymer medical devices designed to inhibit scarring and adhesions following surgery. Gliatech's pharmaceutical product candidates include small molecule drugs to modulate the cognitive state of the nervous system and proprietary monoclonal antibodies designed to inhibit inflammation. Based on European pivotal clinical studies and other compliance efforts and submission of data, the Company obtained regulatory clearance to affix CE Marking on ADCON-L and ADCON-T/N in August 1995 and January 1996, respectively, thereby allowing ADCON-L and ADCON-T/N to be marketed in the 19 European countries which recognize CE Marking for lumbar disc surgery and tendon and peripheral nerve surgeries, respectively. The Company signed a development and exclusive license agreement in December 1996 with Chugai Pharmaceutical Co. Ltd. ("Chugai") for the sale of ADCON-L and ADCON-T/N in Japan. The Company and Chugai terminated this agreement in February 2002 by mutual consent. Efforts to have these products registered in Japan have been temporarily suspended by the Company until a license agreement can be signed with a new distributor.

     The Company's primary source of revenue has been the sales of ADCON-L throughout the world, a majority of which were in the U.S. from June 1998 until the voluntary recall in January 2001, as described below. In November 2001, the Company recognized license fee and research contract revenue related to an agreement entered into with Abgenix, Inc. The Company may also in the future derive potential revenues from milestone and royalty payments related to the agreement with Abgenix. The Company has been awarded various government grants in prior years. The Company has not recognized any grant revenue since the third quarter of 2000. In February 2002, the Company was awarded a Phase I Small Business Innovation Research Award for $0.1 million related to its research program involving the regulation of human glycine transporters.

REGULATORY MATTERS

     The U.S. Food and Drug Administration ("FDA") placed the Company on Application Integrity Policy ("AIP") status in December 2000 due to violations of Good Clinical Practices ("GCP") in the conduct, analysis and reporting of data from a U.S. Clinical Study of ADCON-L, lack of reporting of events under the Medical Device Reporting ("MDR") regulations and certain other past activities of Gliatech. Under the AIP, the FDA will not substantively review submissions until the FDA has assessed the validity of data and information in Gliatech's applications. The FDA will not review, unless it grants an exception, new or pending pre-market approval ("PMA") applications or supplements or Investigational Device Exemptions ("IDEs") until FDA has validated the integrity of the Company's procedures and submissions or the Company has been removed from AIP status.

     In connection with resolution of the Company's AIP status, the FDA has requested that Health Policy Associates, Inc. ("HPA"), an independent auditor, evaluate certain past submissions by the Company. Additionally, the FDA has requested the independent auditor to review past package sealing deficiencies described in the warning letter issued in September 1999 to the Company's contract manufacturing firm, European Medical Contract Manufacturing B.V. ("EMCM"), located in The Netherlands. Current product shipments are being made in a different syringe package format and therefore the prior packaging issues are not applicable to the current commercial product.

     The Company has retained the independent auditor to assess the validity of data and information submitted to the FDA by the Company. The auditor has completed the assessments requested by the FDA and has submitted all reports requested by the FDA under the AIP review of past conduct and submissions by the Company. These reports noted, in the opinion of the auditor, certain deficiencies, including failure to file Medical Device Reports during the period 1998-2000, concerns regarding communications related to the September 1999 warning letter regarding packaging/sealing issues and data integrity questions related to the original U.S. study submission in 1999, which included the magnetic resonance imaging ("MRI") data. The Company has taken corrective actions related to each of these reports consistent with its work to resolve AIP status. These findings are currently under review by the FDA.

     The Company has developed an AIP corrective action plan to address concerns raised by the FDA or the independent auditor regarding internal systems, procedures, training and data integrity. This AIP corrective action plan was submitted to the FDA in November 2001. Subsequently, the Company responded to several comments from the FDA related to this plan. The corrective action plan and these responses are currently under review by the FDA and the Company expects that the FDA will conduct an inspection of the Company before deciding, at the FDA's sole discretion, if and when the Company will be removed from AIP status. As a result of the Company's AIP status, all submissions by the Company of data relating to ADCON(R) products will not be substantively reviewed by the FDA until issues regarding AIP are resolved.

     In January 2001, the Company voluntarily recalled and discontinued the worldwide sale of ADCON-L and ADCON-T/N due to a recall by a supplier of a raw material used in the production of these products. Due to the supplier recall, FDA issued an import alert with respect to ADCON-L in January 2001.

     As required by the FDA in connection with the recall, the Company submitted in September 2001 a manufacturing corrective action plan to FDA relating to new packaging for a raw material used in ADCON-L production and the implementation of new manufacturing inspection and test procedures. The FDA is reviewing this report and has indicated that it will review ADCON-L manufacturing procedures to determine whether the corrective actions have been properly implemented. The FDA may require additional modifications in manufacturing procedures or processes or other areas prior to concluding that the manufacturing issues have been resolved. The Company, in cooperation with the supplier of the raw material, validated the production of ADCON-L for distribution outside the U.S., with the raw material in a modified container. In April 2001, the Company successfully completed an International Standards Organization 9001 audit that was conducted by KEMA Registered Quality B.V., a European Notified Body. In May 2001, the Company successfully relaunched ADCON-L internationally.

     In order to address a primary area of interest of the FDA related to efficacy of ADCON-L, the Company conducted a re-read of the data from the U.S. clinical study. In October 2001, the Company received final results from the independent MRI re-read study. In this re-evaluation of MRI data from that study, there was no significant difference in maximum scar scores between the treatment group and the untreated control group. For this re-read, each of two neuroradiologists evaluated the MRI films to score the amount of post-operative scar evident for each patient six months after their surgery. The data set of scores by each neuroradiologist was analyzed as an independent outcome measure. No statistically significant differences between ADCON-L treated and control patients were evident in analysis of MRI scar scores rated by either neuroradiologist. The inter-reader and intra-reader reliability analyses in this re-evaluation indicated considerable variability in the MRI scar score measurements. The variability evident in this data may reduce the utility of the MRI data as a measure of the effectiveness of ADCON-L.

     In October 2001, after the results of the MRI re-read were known, Gliatech reviewed in summary form all available data regarding ADCON-L with the FDA, including the data from the European clinical study, pain data from both the European and U.S. clinical studies and postoperative scar data generated from reoperations on both ADCON-L and control patients. Based on these discussions, the FDA suggested that the Company make a formal submission of the data for a thorough review by the FDA. The Company is considering alternatives for submitting this data including submitting either a supplement to its existing ADCON-L PMA application or submitting a new PMA application to reflect the currently available data on ADCON-L. The FDA has indicated that it will review the proposed application following resolution of the Company's AIP status. The FDA has also indicated that the data may be reviewed by an FDA Advisory Panel and the Advisory Panel may provide recommendations to the FDA on whether the Company should be allowed to recommence distribution of ADCON-L in the U.S. subject to any conditions it may deem appropriate. The Advisory Panel's recommendation is not binding on the FDA. There can be no assurance that the FDA will reach a decision on this matter in a time frame suitable for the Company's continued development and commercialization of ADCON-L or, if the Advisory Panel makes a recommendation, that the FDA will agree with the Advisory Panel.

     On January 18, 2002, the Company's common stock was delisted from the Nasdaq because the Company failed to comply with either the minimum net tangible asset requirement or minimum stockholders' equity requirement for continued listing as set forth in Marketplace Rule 4450(a)(3). The Company's common stock currently trades on the OTC Bulletin Board electronic quotation system. There is no assurance that such shares will continue to trade on the OTC Bulletin Board market.

     In March 2002, the Company entered into a written Plea Agreement ("Agreement") with the Department of Justice ("DoJ"). Under the terms of the Agreement, the Company agreed to plead guilty to six misdemeanor violations of the Food, Drug and Cosmetic Act. Pursuant to the Agreement, the Company will admit to (i) failing to submit Medical Device Reports to the FDA regarding four adverse events possibly related to the use of ADCON-L; (ii) a single event of the adulteration of a medical device held for sale regarding Gliatech's failure to maintain complete complaint files as required by FDA regulations; and (iii) the submission to the FDA of a report pertaining to a medical device that was false and misleading regarding the omission of data from the final report of the U.S. Clinical Study for ADCON-L. All of the conduct at issue occurred between January 1999 and February 2000. The Company has not admitted in the Agreement that there is any causal relationship between ADCON-L and the adverse events discussed in the Agreement. The Company also has not admitted that any of the misdemeanor violations were committed with the intent to defraud or mislead the FDA. The Agreement proposes a total fine of $1.2 million to be paid in six equal, interest-free installments over a five-year period, with the first payment due at the time of sentencing. The Agreement is subject to the approval and acceptance by the United States District Court for the Northern District of Ohio, Eastern Division. If accepted by the United States District Court, the Agreement resolves the investigation of the Company by the DoJ's Office of Consumer Litigation and the FDA's Office of Criminal Investigations.

     The National Association of Securities Dealers (the "NASD") conducted a review of certain trading activity in Company stock prior to the August 2000 announcement of the termination of the proposed merger with Guilford Pharmaceuticals. Gliatech cooperated with the NASD in their review. The NASD has referred this matter to the Securities and Exchange Commission ("SEC") and the SEC's Division of Enforcement is conducting a non-public inquiry into this matter. The SEC inquiry could result in potential civil or criminal penalties against the Company and some of its current and former employees.

RESULTS OF OPERATIONS

  Years ended December 31, 2001 and 2000.

     Revenues. Total revenues for 2001 decreased $20.6 million or 87.0% to $3.1 million from $23.7 million in 2000. Net product sales decreased by $20.5 million or 88.8% to $2.6 million in 2001 compared to $23.1 million in 2000, net of a $2.4 million product recall provision recorded in 2000. The Company has been unable to relaunch ADCON-L in the U.S. after it recalled and discontinued sale of ADCON-L in January 2001 as a result of the regulatory issues described above and accordingly, there were no domestic net product sales in 2001. In 2000, the Company recorded $21.5 million in U.S. net product sales, before any allocation of the $2.4 million product recall provision. The Company did relaunch ADCON-L outside the U.S. in May 2001, however, sales of ADCON-T/N outside the U.S. have been suspended pending new packaging design completion and regulatory approval. International net product sales were $2.6 million in 2001 compared to $4.0 million in 2000, before any allocation of the $2.4 million product recall provision. The decrease in international net product sales was due to fewer months of product sales and no net product sales of ADCON-T/N in 2001. The Company recognized $0.1 million of a $1.5 million license fee payment from Abgenix and $0.4 million in research contract revenue in 2001 related to the agreement entered into with Abgenix in November 2001. There was no license fee or research contract revenue in 2000. The Company did not recognize any government grant revenue in 2001 and recognized $0.5 million in 2000 related to two Small Business Innovation Research ("SBIR") Phase II grants whose costs were incurred during that period.

     Operating Costs and Expenses. Total operating expenses decreased by $11.4 million or 30.4% to $26.2 million in 2001 compared to $37.6 million in 2000. Cost of products sold decreased to $5.2 million in 2001 compared to $8.5 million in 2000. The decrease was due to the lack of domestic product sales in 2001 and a reduction in the provision for obsolete and slow-moving inventory to $0.8 million in 2001 compared to $2.8 million in 2000, of which $1.7 million was recognized in the fourth quarter of 2000 for obsolete inventory related to the product recall of ADCON-L. Cost of products sold as a percentage of net product sales for 2001 was negatively impacted as a result of fixed manufacturing costs incurred as a result of low production volumes at the Company's third party manufacturer, EMCM, $1.3 million of operating and validation costs at the Solon manufacturing facility, $0.6 million of costs related to the product recall and $0.8 million of provision for obsolete and slow-moving inventory. In 2000, cost of products sold as a percentage of net product sales was 36.8% and was unfavorably impacted by a $2.8 million provision for obsolete inventory and $1.7 million of operating and validation costs at the Solon manufacturing facility.

     Research and development expenses decreased $0.2 million or 1.8% to $8.1 million in 2001 from $8.2 million in 2000. In 2001, the Company incurred $0.7 million of costs related to the re-evaluation of the MRI data from the U.S. clinical study of ADCON-L and $0.3 million of costs related to the retrospective U.S. study of ADCON-L. These increases were offset by a reduction of $0.9 million in development material costs related to ADCON-P and a reduction of $0.3 million related to headcount reductions.

     Selling, general and administrative expenses decreased $2.6 million or 19.5% to $10.7 million in 2001 compared to $13.4 million in 2000. Due to the discontinuance of U.S. sales since January 2001, commission expense decreased $4.0 million in 2001 compared to 2000. This reduction was partially offset by increases in 2001 compared to 2000 of $0.8 million in legal, professional and consulting services related to litigation against the Company and matters regarding the Company's AIP status with the FDA and $0.8 million of regulatory costs associated with the Company's AIP status and its corrective action plan submissions to the FDA.

     In 2001, the Company incurred non-recurring costs of $1.2 million related to costs to exit the leased Solon facility. The charge consisted primarily of a $1.0 million write-down of certain equipment and leasehold improvements to fair value less estimated costs to sell based on certain appraisals and offers received to date. The Company also recorded a charge of $0.9 million which represents the present value (using a 10% discount rate) of payments related to the settlement of the investigation by the Department of Justice described above in "-- Regulatory Matters". In 2000, the Company incurred non-recurring costs related to a terminated merger and severance of $7.5 million.

     Interest (Expense) Income. In 2001, the Company incurred interest expense related to long-term obligations of $(1.0) million and interest income of $0.4 million earned primarily from short-term investments compared to $1.0 million of interest income in 2000. Average investment balances decreased in 2001 compared to 2000 due to the funding of operations without the benefit of cash provided by domestic sales.

     Net Loss. The Company's net loss increased to $(23.7) million or $(2.45) per share in 2001 compared to $(12.9) million or $(1.35) per share in 2000. The increase in the net loss resulted primarily from the lack of U.S. sales in 2001.

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

     Operating Costs and Expenses. Total operating expenses increased by $7.8 million or 26.1% to $37.6 million in 2000 compared to $29.8 million in 1999. The increase was primarily due to merger related and severance costs of $7.5 million in 2000. Cost of products sold increased to $8.5 million in 2000 compared to $5.0 million in 1999, and increased, as a percentage of net product sales, in 2000 to 36.8% from 18.8% in 1999. The increase in 2000 was due to an increase in the provision for obsolete inventory to $2.8 million, of which $1.7 million was recognized in the fourth quarter of 2000 for obsolete inventory related to the product recall, compared to a provision of $0.6 million in 1999. Also impacting cost of products sold were costs which increased to $1.7 million in 2000 compared to $0.6 million in 1999 related to the Solon manufacturing plant, which was undergoing validation testing.

     Research and development expenses decreased $3.6 million or 30.6% to $8.2 million in 2000 from $11.8 million in 1999. The decrease was primarily due to a reduction in clinical development costs due to: (i) the slow enrollment experienced in the GT-2331 Phase II clinical trial and (ii) limited enrollment in follow-on studies of ADCON-A in 2000.

     Selling, general and administrative expenses increased $1.1 million or 9.2% to $13.4 million in 2000 compared to $12.2 million in 1999 primarily due to increased sales and marketing expenditures in the first half of 2000 related to the re-launch of ADCON-L in the U.S.

     Merger related and severance costs were $7.5 million in 2000 compared to $0.8 million in 1999. In 2000, the Company incurred non-recurring charges of $6.3 million related to the proposed merger with Guilford, which consisted of $4.5 million related to a lease settlement and $1.8 million related to professional services associated with the merger. In addition, the Company incurred $1.2 million related to the severance of three former employees. In 1999, the Company incurred $0.8 million related to the severance of two former employees.

     Interest Income. Interest income decreased to $1.0 million in 2000 from $1.5 million in 1999 due to decreased average investment balances resulting primarily from cash used to fund operations, payments for the settlement of a lawsuit and other merger related costs.

     Net Loss. The Company's net loss increased to $(12.9) million in 2000 compared to $(0.4) million in 1999 primarily due to merger related and severance costs of $7.5 million and $4.1 million of costs associated with the product recall. The net loss per common share was $(1.35) per share in 2000, compared to $(0.04) per share in 1999. Excluding these non-recurring charges, the Company's 2000 net loss would have been $(1.3) million or $(0.14) per share.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the commercialization of ADCON-L in the United States, the Company historically financed its operations primarily through the private placement and public offering of its equity securities, research contract licensing fees, and, to a lesser extent, through federally sponsored research grants. The Company has not recognized any government grants revenue since the third quarter of 2000. In October 1995, the Company received net proceeds of $19.7 million from its initial public offering in which it sold 2,300,000 shares of its Common Stock. In June 1998, the Company raised $18.9 million through a public offering of 1,725,000 shares of its Common Stock.

     In order to preserve principal and maintain liquidity, the Company's funds are invested primarily in commercial paper and other short-term investments. The Company's cash and cash equivalents and investments decreased by $9.1 million to $3.0 million at December 31, 2001 compared to $12.1 million at December 31, 2000 primarily due to funding of operations, including a $7.5 million capital infusion from Paul Capital Royalty Acquisition Fund, L.P. ("PCRAF") in the second quarter of 2001, without the benefit of cash provided by domestic product sales. The Company does not expect to generate a positive cash flow from operations for the foreseeable future as domestic product sales of ADCON-L have been discontinued for an indefinite period.

     On April 26, 2001, the Company entered into a financing agreement with PCRAF and has received $7.5 million. In consideration for the $7.5 million, PCRAF will receive royalty payments based on future sales of ADCON(R) products equal to the greater of i) 7.5% of net product sales outside the U.S. beginning in year 2002 or ii) certain guaranteed minimum annual royalty payments beginning in 2003 at a rate of $0.8 million annually and increasing in stages during future years up to $4.5 million annually. Royalty payments in 2001 were paid reflecting a rate of approximately 2.5% of net product sales. Royalty payments to PCRAF end on December 31, 2012. The royalty payments based on the percentage of net sales are subject to modification under certain conditions.

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

     In November 2001, Abgenix, Inc. and Gliatech entered into an agreement that provides Abgenix with exclusive worldwide rights to human monoclonal antibody therapies against the complement protein properdin as potential treatments for cardiovascular and inflammatory diseases. Abgenix has generated lead antibody product candidates for Gliatech under a prior agreement that was entered into in December 1999. Under the November 2001 agreement, Abgenix will now assume responsibility for development and commercialization of the human monoclonal antibodies.

     Under the terms of the agreement, Abgenix obtains an exclusive license to develop and commercialize anti-properdin antibody therapies for all indications and will be responsible for clinical development, regulatory activities, manufacturing, marketing and sales. The Company received a non-refundable up-front license fee of $1.5 million and a commitment for a future equity investment. The Company also will receive research funding for two years and may receive potential milestone payments for multiple clinical indications and royalties on net sales of any resulting products. Collectively, the total non-royalty payments could reach approximately $40 million over the term of the contract upon successful completion of various clinical milestones.

     In February 2002, the Company reached a settlement agreement with its insurance carrier for property damages arising from the product recall. The Company received $2.0 million, net of legal expenses, in settlement of the claim and recorded the settlement in 2002. Under terms of the agreement, the Company has released its insurance carrier from any claims relating to the product recall.

     In March 2002, the supplier of a raw material used in the production of ADCON-L paid the Company $0.7 million primarily for the raw material component of both finished goods on hand as of December 31, 2000 and customer returned product from the January 2001 product recall. The Company recorded this recovery in 2002.

     The Company has taken significant steps to reduce costs which included a reduction in the Company's workforce by approximately 30% in November 2001. Given the infusions of capital in 2001, the net proceeds from the settlement of the claim relating to the product recall and the cost saving initiatives, the Company believes that it currently has sufficient cash, cash equivalents and short-term investments on hand to meet operating requirements through mid-May 2002.

     The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, recommencing commercial sales of its products in the U.S., the outcome of pending litigation and investigations and its ability to realize the full potential of its technology and its drug candidates. The Company is in discussion with potential strategic alliance partners to further the development of the remaining drug candidates in its pipeline. The Company is seeking additional financing, including debt and equity financing, and considering other strategic alternatives in order to continue operations. However, there can be no assurance that any alliances, financing or strategic alternatives or other alternatives will be consummated as these alternatives may be dependent upon many other factors including, without limitation, market conditions, and such alternatives may not be available in a timely manner or be available on acceptable terms, if at all. The Company's ability to raise additional funds through these alternatives may also depend upon obtaining regulatory approval to recommence sales of ADCON-L in the U.S., which is dependent upon the outcomes of the FDA review, assessment of the Company's clinical data and the timeliness of the FDA review due to AIP status.

     The Company's future capital requirements will depend on, and could increase as a result of many factors, including, but not limited to, the cost for recommercialization of ADCON-L in the U.S., the future commercialization success of its ADCON family of products, the progress of the Company's research and development, including the costs related to its Cognition Modulation GT-2331, Alzheimer's Disease, schizophrenia and other pharmaceutical programs, the scope, timing and results of preclinical studies and clinical trials, the cost and timing of obtaining regulatory approvals and resolution of the issues outlined in FDA Forms 483, the outcome of pending litigation, the Company's success in obtaining the strategic alliances required to fund certain of its programs, the rate of technological advances, determinations as to the commercial potential of certain of the Company's product candidates, the status of competitive products and the establishment of additional manufacturing capacity. The Company may reduce or even eliminate certain programs or activities based on management's assessment of the status of the FDA review of clinical data, AIP status, manufacturing and other test results as well as the financial condition of the Company in order to decrease future capital requirements.

     The Company is seeking additional financing and is currently in active discussions regarding potential funding sources such as equity and debt financing, and is considering other strategic alternatives in order to continue operations. The issuance of additional equity securities, if any, could result in substantial dilution to the Company's stockholders. There can be no assurance that the Company will be able to identify necessary financing or will be able to consummate strategic alternatives or other alternatives in a timely manner on terms acceptable to the Company, if at all. As of the date hereof, the Company has not entered into a definitive agreement with respect to any such financing transaction or other strategic alternative, other than with PCRAF and Abgenix. The issuance of additional equity securities, if any, could result in substantial dilution to the Company's stockholders. The failure to fund the Company's capital requirements would have a material adverse effect on its business, financial condition and results of operations.

NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 2001, the Company has available federal net operating loss carryforwards of $60.9 million, and research and development credit carryforwards of $4.8 million. These carryforwards expire at various dates from 2004 to 2021. The Company has offset the tax benefit of the net operating loss and tax credit carryforwards with a valuation allowance, as realization of the benefit is not assured. Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss and research and development tax credit carryforwards for tax purposes may be subject to an annual limitation if a cumulative change in ownership of more than 50% occurs over a three-year period. The future issuance of securities by the Company and/or sales of securities by the Company's principal stockholders could result in such a change in ownership. See Note K of Notes to Consolidated Financial Statements included herein.

CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product discounts and returns, bad debts, inventories, long-lived assets, product liabilities and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     REVENUE RECOGNITION

     The SEC's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company's revenue recognition policies are in accordance with generally accepted accounting principles and SAB No. 101.

  Net product sales

     The Company recognizes sales when the product is shipped, which is when title transfers. At the time of sale, the Company records a provision as a reduction from net product sales for estimated product returns, rebates and discounts based on historical experience.

  Research collaboration agreements

     Research funding payments under collaborative agreements are recognized as income over the respective contractual research period as the services are performed which also represents the period in which the related costs are incurred. Research funding payments received in advance, which are related to future performance, are recorded as deferred revenue and recognized as income when the services are performed and the related costs are incurred.

     Non-refundable up-front license fees, which are not tied to a separate earnings process or require other performance obligations, are recognized as income ratably over the term of the contractual research period.

     ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

     Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer.

     ALLOWANCE FOR OBSOLETE AND EXCESS INVENTORY

     Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales.

     IMPAIRMENT OF LONG-LIVED ASSETS

     Patent costs, trademarks and other long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. In the fourth quarter of 2001, the Company decided to exit the leased Solon facility and recognized a charge of $1.2 million which consisted of a $1.0 million write-down of related manufacturing equipment and leasehold improvements to fair value less estimated costs to sell and a $0.2 million charge for accrued rent through September 2002 and estimated brokerage fees. These represent management's best estimates based on appraisals, offers received and an estimated transfer date for the lease. The Company will incur additional lease payments if a transfer of the lease is not consummated by the end of September 2002 as planned.

     CONTINGENCIES AND LITIGATION

     The Company is subject to various legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of business. Management is unable to estimate the probability or the amount of loss, if any, of these matters. In management's opinion, if an unfavorable resolution of these matters occurs, depending on the amount and timing, the Company's financial position, results of operations or cash flows could be materially impacted.

EURO CONVERSION

     On January 1, 1999, eleven of the fifteen countries (the "Participating Countries") that are members of the European Union established a new uniform currency known as the "Euro." The currencies existing prior to such date in the Participating Countries were phased out during the transition period commencing January 1, 1999 and ending January 1, 2002. Although certain of the Company's products are being sold in the Participating Countries through independent distributors, the Company receives revenues from such sales in U.S. dollars. As a result, the Company does not anticipate that the introduction and use of the Euro will materially affect the Company's business, prospects, results of operations or financial condition.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements." When used in this Form 10-K, the words "believes," "anticipates," "expects," "intends" and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of the Company to be different from expectations expressed or implied by such forward-looking statements. Such factors include, but are not limited to, commercial uncertainty of regulatory approvals of the Company's ADCON products, including the timing and content of decisions made by the FDA, relating to, among other things, decisions regarding the sale of ADCON-L, the uncertainty of the outcome of FDA's review of clinical data, product recalls, the import alert and inspectional observations, commercial uncertainty of market acceptance of the Company's ADCON family of products, delays in product development of additional ADCON products, uncertainty of outcomes of future FDA audits and inspections, the uncertainty of the status of the Company with respect to AIP status, the uncertainty of expenses associated with clinical trials and research efforts, which may affect the profitability of the Company, uncertainty due to the early stage of development for the pharmaceutical programs, the ability of the Company to raise additional funding, the ability to obtain stockholder approval, if required, with respect to potential financings or other alternatives, the ability of the Company to establish and maintain collaborative arrangements with others, the potential market size for ADCON products, the ability of the Company to obtain an adequate supply of the materials used in the manufacture of its ADCON products, the productivity of distributors of ADCON products, shortages of supply of ADCON products from the Company's sole manufacturer, the lack of supply of raw materials for the Company's products, uncertainty of future profitability, uncertainties related to the Company's proprietary rights in its products, the outcome of pending litigation and investigations, technological change and the ability of the Company to fund its capital requirements through cash from operations or the issuance of debt or equity securities, the ability of the Company to consummate strategic collaborations or other strategic alternatives on terms satisfactory to the Company, or at all. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of other assumptions, risks, uncertainties, general economic and business conditions, and the business opportunities (or lack thereof) that may be presented to and pursued by the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. The accompanying information contained in this Annual Report on Form 10-K, including, without limitation, the information set forth in this section and under "Item 1: Business," identifies important factors that could cause such differences.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not enter into derivative financial instruments. The Company primarily invests in commercial paper and corporate bonds that have short-term maturities. The Company's long term obligations are at fixed interest rates and do not fluctuate according to market rate changes. Exposure to foreign currency has been minimal because the Company's foreign product sales are invoiced and paid in U.S. currency. As a result, the Company believes that its market risk exposure is not material to the Company's financial position, liquidity or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Index to Financial Statements

     Report of Independent Auditors.

     Consolidated Balance Sheets at December 31, 2001 and 2000.

     Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

     Notes to Consolidated Financial Statements.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Gliatech Inc.

     We have audited the accompanying consolidated balance sheets of Gliatech Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gliatech Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that Gliatech Inc. will continue as a going concern. As more fully discussed in Note B, in 2001, the Company discontinued the sale of its primary product in the United States, continues to incur operating losses resulting in working capital and equity deficiencies and resources for funding of future activities are uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

                                          /S/ ERNST & YOUNG LLP

Cleveland, Ohio
March 23, 2002

                         GLIATECH INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,245   $    960
  Short-term investments....................................       755      7,504
  Accounts receivable less allowances of $145 in 2001 and
     $1,585 in 2000.........................................       911      1,771
  Inventories, net..........................................     2,060      2,315
  Prepaid expenses and other................................       322        744
  Net assets held for sale..................................       262
                                                              --------   --------
Total current assets........................................     6,555     13,294
Long-term investments.......................................                3,642
Property and equipment, net.................................     1,153      3,197
Patent cost and other assets, net...........................     1,391      1,043
                                                              --------   --------
Total Assets................................................  $  9,099   $ 21,176
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,809   $  1,026
  Accrued expenses..........................................     2,198      2,814
  Product recall returns payable............................     1,971      1,015
  Accrued clinical trial costs and research contracts.......       326        818
  Accrued settlement costs..................................       200
  Deferred revenue..........................................       750
                                                              --------   --------
Total current liabilities...................................     7,254      5,673
Long-term obligations.......................................     7,684
Accrued settlement costs....................................       749
Deferred revenue............................................       625
Stockholders' (deficit) equity:
  Preferred stock, $.01 par value:
     Authorized shares -- 5,000,000
     None issued and outstanding at December 31, 2001 or
     2000
  Common stock, $.01 par value
     Authorized shares -- 30,000,000
       Issued shares -- 9,682,637 at December 31, 2001 and
        2000................................................        97         97
  Additional paid-in capital................................    75,505     74,465
  Accumulated other comprehensive income....................        14         27
  Accumulated deficit.......................................   (82,829)   (59,086)
                                                              --------   --------
Total stockholders' (deficit) equity........................    (7,213)    15,503
                                                              --------   --------
Total Liabilities and Stockholders' (Deficit) Equity........  $  9,099   $ 21,176
                                                              ========   ========

                 See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            2001          2000          1999
                                                         ----------    ----------    ----------
REVENUES
Net product sales.....................................   $    2,597    $   23,113    $   26,495
Research contracts and license fees...................          486                         514
Government grants.....................................                        542           944
                                                         ----------    ----------    ----------
     Total revenues...................................        3,083        23,655        27,953
OPERATING COSTS AND EXPENSES
Cost of products sold.................................        5,208         8,503         4,973
Research and development..............................        8,054         8,204        11,826
Selling, general and administrative...................       10,744        13,352        12,228
Costs to exit leased facility.........................        1,223
Settlement costs......................................          949
Merger related and severance costs....................                      7,541           780
                                                         ----------    ----------    ----------
     Total operating costs and expenses...............       26,178        37,600        29,807
                                                         ----------    ----------    ----------
Loss from operations..................................      (23,095)      (13,945)       (1,854)
Interest income.......................................          387         1,026         1,459
Interest expense......................................       (1,035)
                                                         ----------    ----------    ----------
Net loss..............................................   $  (23,743)   $  (12,919)   $     (395)
                                                         ==========    ==========    ==========
Basic and diluted net loss per common share...........   $    (2.45)   $    (1.35)   $    (0.04)
                                                         ==========    ==========    ==========
Shares used for purposes of computing basic and
  diluted net
  loss per common share...............................    9,682,637     9,564,315     9,472,532
                                                         ==========    ==========    ==========

                 See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                               COMMON STOCK                     TREASURY STOCK
                             -----------------                ------------------    ACCUMULATED
                              NUMBER             ADDITIONAL   NUMBER                   OTHER                          TOTAL
                                OF        PAR     PAID-IN       OF                 COMPREHENSIVE   ACCUMULATED    STOCKHOLDERS'
                              SHARES     VALUE    CAPITAL     SHARES      COST     INCOME (LOSS)     DEFICIT     (DEFICIT) EQUITY
                             ---------   -----   ----------   -------   --------   -------------   -----------   ----------------
BALANCE AT JANUARY 1,
  1999.....................  9,410,825    $94     $72,831                                           $(45,772)        $ 27,153
Net loss...................                                                                             (395)            (395)
Unrealized loss on
  available-for-sale
  securities...............                                                            $(55)                              (55)
                                                                                       ----                          --------
Total comprehensive loss...                                                                                              (450)
Exercise of stock
  options..................    123,700      1         462                                                                 463
Issuance of stock bonus....      5,198                137                                                                 137
Exercise of stock
  warrants.................     13,839
Compensation from issuance
  of stock options.........                           538                                                                 538
Purchase of treasury
  shares...................                                   (75,000)  $ (1,449)                                      (1,449)
                             ---------    ---     -------     -------   --------       ----         --------         --------
BALANCE AT DECEMBER 31,
  1999.....................  9,553,562     95      73,968     (75,000)    (1,449)       (55)         (46,167)          26,392
Net loss...................                                                                          (12,919)         (12,919)
Unrealized gain on
  available-for-sale
  securities...............                                                              82                                82
                                                                                       ----                          --------
Total comprehensive loss...                                                                          (12,837)
Exercise of stock
  options..................    129,075      2          67      75,000      1,449                                        1,518
Compensation from issuance
  of stock and stock
  options..................                           430                                                                 430
                             ---------    ---     -------     -------   --------       ----         --------         --------
BALANCE AT DECEMBER 31,
  2000.....................  9,682,637     97      74,465           0          0         27          (59,086)          15,503
Net loss...................                                                                          (23,743)         (23,743)
Unrealized loss on
  available-for-sale
  securities...............                                                             (13)                              (13)
                                                                                       ----                          --------
Total comprehensive loss...                                                                                           (23,756)
Issuance of warrants.......                           846                                                                 846
Compensation from issuance
  of stock and stock
  options..................                           194                                                                 194
                             ---------    ---     -------     -------   --------       ----         --------         --------
BALANCE AT DECEMBER 31,
  2001.....................  9,682,637    $97     $75,505           0   $      0       $ 14         $(82,829)        $ (7,213)
                             =========    ===     =======     =======   ========       ====         ========         ========

                 See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEAR ENDED
                                                              --------------------------------
                                                                2001        2000        1999
                                                              --------    --------    --------
OPERATING ACTIVITIES
Net loss...................................................   $(23,743)   $(12,919)   $   (395)
Adjustments to reconcile net loss to net cash used in
  operating
  activities:
  Depreciation and amortization............................        889         758         589
  Patent cost write-off....................................                                148
  Loss on disposal of equipment............................         22
  Accretion of interest and debt discount..................      1,035
  Costs to exit leased facility............................      1,223
  Provision (credit) for losses on accounts receivable.....                    174        (348)
  Provision for sales return related to product recall.....        604       2,400
  Provision for obsolete inventory related to product
     recall................................................                  1,650
  Compensation from issuance of stock and stock options....        194         430         538
  Settlement costs.........................................        949
  Changes in operating assets and liabilities:
     Accounts receivable...................................      2,245      (2,430)      2,443
     Inventories...........................................        255       1,389      (4,578)
     Other assets..........................................        422         494         179
     Accounts payable and other liabilities................     (1,057)        418        (190)
     Deferred contract research revenue....................      1,375                    (514)
     Accrued research and clinical trial costs.............       (493)     (1,752)         24
                                                              --------    --------    --------
Net cash used in operating activities......................    (16,080)     (9,388)     (2,104)
INVESTING ACTIVITIES
Sale of investments........................................     18,978      21,285      31,677
Purchase of investments....................................     (8,600)    (14,885)    (27,528)
Payment for patents and trademarks.........................       (231)       (216)       (195)
Purchase of property and equipment.........................       (116)       (704)     (2,246)
                                                              --------    --------    --------
Net cash provided by investing activities..................     10,031       5,480       1,708
FINANCING ACTIVITIES
Proceeds from long-term borrowings.........................      7,500
Debt issuance costs........................................       (166)
Proceeds from exercise of stock options....................                  1,518         463
Purchase of treasury shares................................                             (1,449)
                                                              --------    --------    --------
Net cash provided by (used in) financing activities........      7,334       1,518        (986)
                                                              --------    --------    --------
Increase (decrease) in cash and cash equivalents...........      1,285      (2,390)     (1,382)
Cash and cash equivalents at beginning of year.............        960       3,350       4,732
                                                              --------    --------    --------
Cash and Cash Equivalents At End of Year...................   $  2,245    $    960    $  3,350
                                                              ========    ========    ========

                 See notes to consolidated financial statements

                         GLIATECH INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

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

  Regulatory Matters

     The U.S. Food and Drug Administration ("FDA") placed the Company on Application Integrity Policy ("AIP") status in December 2000 due to violations of Good Clinical Practices ("GCP") in the conduct, analysis and reporting of data from a U.S. Clinical Study of ADCON-L, lack of reporting of events under the Medical Device Reporting ("MDR") regulations and certain other past activities of Gliatech. Under the AIP, the FDA will not substantively review submissions until the FDA has assessed the validity of data and information in Gliatech's applications. The FDA will not review, unless it grants an exception, new or pending pre-market approval ("PMA") applications or supplements or Investigational Device Exemptions ("IDEs") until FDA has validated the integrity of the Company's procedures and submissions or the Company has been removed from AIP status.

     In connection with resolution of the Company's AIP status, the FDA has requested that Health Policy Associates, Inc. ("HPA"), an independent auditor, evaluate certain past submissions by the Company. Additionally, the FDA has requested the independent auditor to review past package sealing deficiencies described in the warning letter issued in September 1999 to the Company's contract manufacturing firm, European Medical Contract Manufacturing B.V. ("EMCM"), located in The Netherlands. Current product shipments are being made in a different syringe package format and therefore the prior packaging issues are not applicable to the current commercial product.

     The Company has retained the independent auditor to assess the validity of data and information submitted to the FDA by the Company. The auditor has completed the assessments requested by the FDA and has submitted all reports requested by the FDA under the AIP review of past conduct and submissions by the Company. These reports noted, in the opinion of the auditor, certain deficiencies, including failure to file Medical Device Reports during the period 1998-2000, concerns regarding communications related to the September 1999 warning letter regarding packaging/sealing issues and data integrity questions related to the original U.S. study submission in 1999, which included the magnetic resonance imaging ("MRI") data. The Company has taken corrective actions related to each of these reports consistent with its work to resolve AIP status. These findings are currently under review by the FDA.

     The Company has developed an AIP corrective action plan to address concerns raised by the FDA or the independent auditor regarding internal systems, procedures, training and data integrity. This AIP corrective action plan was submitted to the FDA in November 2001. Subsequently, the Company responded to several comments from the FDA related to this plan. The corrective action plan and these responses are currently under review by the FDA and the Company expects that the FDA will conduct an inspection of the Company before deciding, at the FDA's sole discretion, if and when the Company will be removed from AIP status. As a result of the Company's AIP status, all submissions by the Company of data relating to ADCON(R) products will not be substantively reviewed by the FDA until issues regarding AIP are resolved.

     In January 2001, the Company voluntarily recalled and discontinued the worldwide sale of ADCON-L and ADCON-T/N due to a recall by a supplier of a raw material used in the production of these products. Due to the supplier recall, FDA issued an import alert with respect to ADCON-L in January 2001.

                         GLIATECH INC. AND SUBSIDIARIES

     As required by the FDA in connection with the recall, the Company submitted in September 2001 a manufacturing corrective action plan to FDA relating to new packaging for a raw material used in ADCON-L production and the implementation of new manufacturing inspection and test procedures. The FDA is reviewing this report and has indicated that it will inspect EMCM to determine whether the corrective actions have been properly implemented. The FDA may require additional modifications in manufacturing procedures or processes or other areas prior to concluding that the manufacturing issues have been resolved. The Company, in cooperation with the supplier of the raw material, validated the production of ADCON-L for distribution outside the U.S., with the raw material in a modified container. In April 2001, the Company successfully completed an International Standards Organization 9001 audit that was conducted by KEMA Registered Quality B.V., a European Notified Body. In May 2001, the Company successfully relaunched ADCON-L internationally.

     In order to address a primary area of interest of the FDA related to efficacy of ADCON-L, the Company conducted a re-read of the data from the U.S. clinical study. In October 2001, the Company received final results from the independent MRI re-read study. In this re-evaluation of MRI data from that study, there was no significant difference in maximum scar scores between the treatment group and the untreated control group. For this re-read, each of two neuroradiologists evaluated the MRI films to score the amount of post-operative scar evident for each patient six months after their surgery. The data set of scores by each neuroradiologist was analyzed as an independent outcome measure. No statistically significant differences between ADCON-L treated and control patients were evident in analysis of MRI scar scores rated by either neuroradiologist. The inter-reader and intra-reader reliability analyses in this re-evaluation indicated considerable variability in the MRI scar score measurements. The variability evident in this data may reduce the utility of the MRI data as a measure of the effectiveness of ADCON-L.

     In October 2001, after the results of the MRI re-read were known, Gliatech reviewed in summary form all available data regarding ADCON-L with the FDA, including the data from the European clinical study, pain data from both the European and U.S. clinical studies and postoperative scar data generated from reoperations on both ADCON-L and control patients. Based on these discussions, the FDA suggested that the Company make a formal submission of the data for a thorough review by the FDA. The Company is considering alternatives for submitting this data including submitting either a supplement to its existing ADCON-L PMA application or submitting a new PMA application to reflect the currently available data on ADCON-L. The FDA has indicated that it will review the proposed application following resolution of the Company's AIP status. The FDA has also indicated that the data may be reviewed by an FDA Advisory Panel and the Advisory Panel would then provide recommendations to the FDA on whether the Company should be allowed to recommence distribution of ADCON-L in the U.S. The FDA Advisory Panel may recommend to the FDA whether the Company should be allowed to resume distribution of ADCON-L and any conditions it may deem appropriate. The Advisory Panel's recommendation is not binding on the FDA. There can be no assurance that the FDA will reach a decision on this matter in a time frame suitable for the Company's continued development and commercialization of ADCON-L or, if the Advisory Panel makes a recommendation, that the FDA will approve the recommendation of distribution of ADCON-L in the U.S.

     On January 18, 2002, the Company's common stock was delisted from the Nasdaq because the Company failed to comply with either the minimum net tangible asset requirement or minimum stockholders' equity requirement for continued listing as set forth in Marketplace Rule 4450(a)(3). The Company's common stock currently trades on the OTC Bulletin Board electronic quotation system. There is no assurance that such shares will continue to trade on the OTC Bulletin Board market.

                         GLIATECH INC. AND SUBSIDIARIES

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

                         GLIATECH INC. AND SUBSIDIARIES

  Long-lived assets

     Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable based upon a number of factors including an appraisal, market value of similar assets or anticipated future cash flows. If the undiscounted, expected future operating cash flows are less than the carrying value of the asset, an impairment loss is recognized at that time. The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in the fourth quarter of 2001. The adoption of FASB No. 144 had no impact on previously reported amounts. Assets held for sale are carried at the lower of carrying amount or fair value, less estimated costs to sell such assets. The Company discontinues depreciating such assets effective with the decision to sell the assets.

  Revenue recognition

     The Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" in the fourth quarter of 2000. The effect of adopting SAB No. 101 was not significant. The Company recognizes various types of revenue as follows:

     Net product sales

     The Company recognizes sales when the product is shipped, which is when title transfers. At the time of sale, the Company records a provision as a reduction from net product sales for estimated product returns, rebates and discounts. The Company recorded a provision of $0.6 million and $0.1 million in 2000 and 1999, respectively, for estimated product returns, rebates and discounts. The Company did not record a provision in 2001.

     Research collaboration agreements

     Research funding payments under collaborative agreements are recognized as income over the respective contractual research period as the services are performed which also represents the period in which the related costs are incurred. Research funding payments received in advance, which are related to future performance, are recorded as deferred revenue and recognized as income when the services are performed and the related costs are incurred.

     Non-refundable up-front license fees, which are not tied to a separate earnings process or require other performance obligations, are recognized as income ratably over the term of the contractual research period.

     Milestone payments under collaborative agreements are recognized as revenue when the milestone events as defined in the agreement are achieved, which represent the culmination of the earnings process as the Company has no future performance obligations related to the payment.

     Royalty revenue is recognized as products are sold by a licensee.

     Government grants

     Revenues from government grants are recognized in the period in which costs are incurred.

  Research and development

     Research and development expenditures are expensed when incurred. Research and development expenses for the years ended December 31, 2001, 2000 and 1999 were $8.1 million, $8.2 million and $11.8 million, respectively.

                         GLIATECH INC. AND SUBSIDIARIES

  Stock-based compensation to employees and non-employees

     The Company accounts for stock-based compensation related to employees in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation and Interpretations of APB Opinion No. 25."

     The Company accounts for stock-based compensation related to non-employees in accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Compensation expense for stock and stock options issued to non-employees was $0.2 million, $0.4 million and $0.5 in 2001, 2000 and 1999, respectively.

  Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

B. BASIS OF PRESENTATION -- GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred annual losses and negative cash flows from operations since inception and has an accumulated deficit of $82.8 million and working capital deficit of $0.7 million at December 31, 2001. In January 2001, the Company recalled its primary products, ADCON-L and ADCON-T/N, and discontinued sale of these products due to a recall by a supplier of a raw material used in the production of these products. In May 2001, the Company relaunched ADCON-L internationally. These factors as well as certain regulatory issues raise substantial doubt about its ability to continue as a going concern.

     The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, recommencing commercial sales of its products in the U.S., the outcome of pending litigation and investigations (see Note R) and its ability to realize the full potential of its technology and its drug candidates. The Company has taken the following actions in 2001: (i) entered into a financing agreement (see Note I) in April 2001 which provided cash of $7.5 million, (ii) relaunched ADCON-L internationally in May 2001 and (iii) entered into a license and research agreement in November 2001, which provided cash of $1.5 million and $0.4 million, respectively (see Note O). The Company has taken significant steps to reduce costs including a reduction in the Company's workforce in November of 2001. In the first quarter of 2002, the Company received $2.0 million from an insurance settlement and $0.7 million from a supplier for reimbursement related to the January 2001 product recall (see Note V). Without successfully raising additional funds as described, the Company believes that it has sufficient cash, cash equivalents and short-term investments on hand to meet operating requirements through mid-May 2002.

     The Company is seeking additional financing and is currently in active discussions regarding potential funding sources such as equity and debt financing, and is considering other strategic alternatives in order to continue operations. There can be no assurance that the Company will be able to identify necessary financing or will be able to consummate strategic alternatives or other alternatives in a timely manner on terms acceptable to the Company, if at all. The Company's ability to raise additional funds through these alternatives may also

                         GLIATECH INC. AND SUBSIDIARIES
depend upon obtaining regulatory approval to recommence sales of ADCON-L in the U.S., which is dependent upon the outcomes of the FDA review, assessment of the Company's clinical data and the timeliness of FDA review due to AIP status.

     There can be no assurance that the Company will obtain these additional funds to continue as a going concern. No adjustments to the amounts or classifications of assets and liabilities, which could result from the outcome of this uncertainty, are reflected in the financial statements.

C. INVESTMENTS

     Short-term and long-term investments at December 31, 2001 and 2000 are as follows (in thousands):

                                                            GROSS UNREALIZED
                                               ------------------------------------------
                                               AMORTIZED    HOLDING    HOLDING     FAIR
                                                 COST        GAIN       LOSS       VALUE
                                               ---------    -------    -------    -------
DECEMBER 31, 2001 AVAILABLE-FOR-SALE:
  Corporate debt securities..................   $   741       $14        $        $   755
                                                =======       ===        ===      =======
DECEMBER 31, 2000 AVAILABLE-FOR-SALE:
  Corporate debt securities..................   $ 7,240       $19                 $ 7,259
  U.S. Treasury ecurities....................     3,877        13        $(5)       3,887
                                                -------       ---        ---      -------
                                                $11,117       $32        $(5)     $11,146
                                                =======       ===        ===      =======

     All short-term investments classified as available-for-sale securities at December 31, 2001 mature in less than one year.

D. INVENTORIES

     At December 31, 2001 and 2000, inventories, net of reserves, consisted of (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Raw material................................................  $1,323   $2,315
Work-in-process.............................................     164
Finished goods..............................................     573
                                                              ------   ------
                                                              $2,060   $2,315
                                                              ======   ======

     The Company obtains one of its raw materials used in the production of ADCON-L from a single supplier. Due to the voluntary recall by the supplier of the raw material, the Company recorded a provision of $1.7 million in the fourth quarter of 2000. In 2001, the Company, in cooperation with the supplier of the raw material, validated the production of ADCON-L for distribution outside the U.S., with the raw material in a modified container. The Company utilizes a sole third party manufacturer, European Medical Contract Manufacturing B.V., for the manufacture of its commercial distribution requirements of ADCON-L. The inventory obsolescence reserve was $0.7 million and $2.4 million at December 31, 2001 and 2000, respectively.

E. COSTS TO EXIT LEASED FACILITY

     In November 2001, the Company suspended operations at its 12,400 square foot leased facility in Solon, Ohio, in an effort to reduce operating costs. The facility, prior to the voluntary recall, was used to manufacture ADCON-L for commercial distribution to all European Economic Area countries, as well as other countries in the world except the U.S., where ADCON-L was being marketed. Upon suspension of operations, the Company

                         GLIATECH INC. AND SUBSIDIARIES
recognized a charge of $1.2 million, consisting of $1.0 million to write-down manufacturing equipment and leasehold improvements to fair value less estimated costs to sell and $0.2 million recorded as a liability relating to rent and costs to market the facility. The Company is actively seeking a third party to assume the lease under the same economic terms as contained in the current lease until it terminates in April 2009 as well as to purchase certain equipment and leasehold improvements in the facility.

     The write-down of manufacturing equipment and leasehold improvements was estimated by management based upon appraisals and offers received and was recorded in accordance with the provisions of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Accordingly, these assets are classified in the balance sheet as current assets held for sale at their net carrying value and will no longer be depreciated or amortized effective November 2001.

     At December 31, 2001, net assets held for sale consisted of (in thousands):

                                                               DECEMBER 31,
                                                                   2001
                                                               ------------
Manufacturing equipment.....................................       $223
Leasehold improvements......................................         39
                                                                   ----
Net assets held for sale....................................       $262
                                                                   ====

     The $0.2 million charge represents costs for rent payments through September 30, 2002 and to provide for estimated brokerage fees. Management believes this period is sufficient to obtain a third party to assume the lease under the same economic terms as the current lease. Future annual minimum commitments under this lease, if not successfully transferred, through its termination in April 2009 are as follows; $0.1 million in 2002, $0.1 million in 2003, $0.1 million in 2004, $0.1 million in 2005, $0.1 million in 2006 and $0.3 million thereafter.

F. PROPERTY AND EQUIPMENT

     At December 31, 2001 and 2000, property and equipment consisted of (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Laboratory equipment........................................  $ 1,478   $ 1,479
Manufacturing equipment.....................................      858     1,750
Office equipment............................................    1,224     1,216
Leasehold improvements......................................    1,266     1,906
                                                              -------   -------
                                                                4,826     6,351
Accumulated depreciation and amortization...................   (3,673)   (3,154)
                                                              -------   -------
Property and equipment, net.................................  $ 1,153   $ 3,197
                                                              =======   =======

                         GLIATECH INC. AND SUBSIDIARIES

G. PATENT COST AND OTHER ASSETS

     At December 31, 2001 and 2000, patent cost and other assets consisted of (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Patent cost, net of accumulated amortization of $175
  at December 31, 2001 and $138 at December 31, 2000........  $1,184   $  992
Trademark cost, net of accumulated amortization of $35
  at December 31, 2001 and $30 at December 31, 2000.........      34       37
Unamortized debt issuance costs.............................     160
Other.......................................................      13       14
                                                              ------   ------
                                                              $1,391   $1,043
                                                              ======   ======

     Debt issuance costs represent professional services incurred related to the financing with PCRAF (see Note I). These costs are being amortized on a straight-line basis over the life of the obligation.

H. PRODUCT RECALL COSTS

     In January 2001, the Company voluntarily recalled and discontinued the worldwide sale of ADCON-L and ADCON-T/N due to a recall by a supplier of a raw material used in the production of these products. In 2000, the Company recorded a $2.4 million provision against net product sales for estimated product recall costs, which was classified on the balance sheet as a $1.4 million reserve against accounts receivable and a $1.0 million reserve for estimated product recall returns that would result in accounts payable to customers. In addition, the Company recorded a $1.7 million provision for inventory that was manufactured with the recalled raw material. In 2001, the Company recorded an additional $0.6 million in product recall returns in the first six months of 2001 which were recorded as additional cost of products sold. Accounts payable to customers for product recall returns was $2.0 million at December 31, 2001. No additional provision for obsolete inventory related to the recalled product was recorded in 2001.

I. LONG-TERM OBLIGATIONS

     The Company has long-term obligations, net of unamortized discount $0.7 million (effective interest rate, 20.6%), of $7.7 million and $0 at December 31, 2001 and December 31, 2000, respectively.

     On April 26, 2001, the Company entered into a financing agreement with Paul Capital Royalty Acquisition Fund, L.P. ("PCRAF") and has received $7.5 million, which is securitized by the ADCON(R) products. In consideration for the $7.5 million, PCRAF will receive royalty payments based on future sales of ADCON(R) products equal to the greater of i) 7.5% of net product sales outside the U.S. beginning in year 2002 or ii) certain guaranteed minimum annual royalty payments beginning in 2003 at a rate of $0.8 million annually and increasing in stages during future years up to $4.5 million annually. Royalty payments (recorded as interest expense on the income statement) of $0.1 million in 2001 were paid reflecting a rate of approximately 2.5% of net product sales. This amount represents total interest paid in 2001. Royalty payments to PCRAF end on December 31, 2012. The royalty payments based on the percentage of net sales are subject to modification under certain conditions.

     Guaranteed minimum annual royalty payments due over the next five years are as follows: $0 in 2002, $0.8 million in 2003, $0.8 million in 2004, $2.1 million in 2005 and $2.1 million in 2006.

     As part of the agreement, PCRAF received a warrant to purchase 300,000 shares of common stock of the Company at $2.00 per share valued at $0.8 million. In accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants," the value of the warrants have been recorded as a discount to the debt proceeds and as additional paid in capital. Also, the

                         GLIATECH INC. AND SUBSIDIARIES

Company paid $0.2 million in debt issuance costs in 2001. The discount will be amortized to interest expense using the interest method over the life of the obligation under the financing agreement.

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

J. LEASE COMMITMENTS

     Rent expense relating to an operating lease for the Company's corporate headquarters was $0.5 million, $0.5 million and $0.4 million in 2001, 2000 and 1999, respectively. Future annual minimum lease commitments, excluding the Solon manufacturing plant (See Note E) at December 31, 2001 are as follows (in thousands):

2002........................................................   $  622
2003........................................................      622
2004........................................................      622
2005........................................................
2006........................................................
Thereafter..................................................
                                                               ------
                                                               $1,866
                                                               ======

K. INCOME TAXES

     At December 31, 2001, the Company has available federal net operating loss carryforwards of $60.9 million. In addition, the Company has $4.8 million in research and development tax credit carryforwards. Such losses and carryforwards may be used to reduce future tax liabilities and expire at various dates from 2004 to 2021. The Company has offset the tax benefit of the net operating loss and tax credit carryforwards and other deferred tax assets with a valuation allowance as realization of the benefits is not assured due to the Company's history of operating losses.

     The Company's net deferred tax assets and liabilities consist of the following (in thousands):

                                                                   DECEMBER 31,
                                                               --------------------
                                                                 2001        2000
                                                               --------    --------
Deferred tax assets:
  Amortization of capitalized research and development
     expenses for tax.......................................   $  3,752    $  2,380
  Research and development tax credit carryforwards.........      4,768       4,196
  Federal and state operating tax loss carryforwards........     25,909      17,589
  Other.....................................................      2,324       2,361
                                                               --------    --------
Total deferred tax assets...................................     36,753      26,526
Deferred tax liabilities....................................       (431)       (359)
                                                               --------    --------
Net deferred tax assets.....................................     36,322      26,167
Valuation allowance.........................................    (36,322)    (26,167)
                                                               --------    --------
Net deferred taxes..........................................   $      0    $      0
                                                               ========    ========

                         GLIATECH INC. AND SUBSIDIARIES

     Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss and research and development tax credit carryforwards for tax purposes may be subject to an annual limitation if a cumulative change in ownership of more than 50% occurs over a three-year period.

L. RIGHTS PLAN

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

M. STOCK OPTION PLANS

     The Company has an Amended and Restated 1989 Stock Option Plan and a 2001 Stock Incentive Plan for employees and three stock option plans for members of the Company's Board of Directors. These plans provide for the granting of an aggregate of 3,120,000 options to employees and 540,000 options to Directors. In addition, the Company has granted 487,500 options to employees and a director outside of these plans. These options generally vest over a three or four year period and become exercisable in part one year after date of grant and expire at the end of ten years. At December 31, 2001, there were 1,288,337 options available for future grants.

     A summary of the status of the Company's stock option plans as of December 31, 2001, 2000 and 1999 and changes during the years then ended is presented below (in thousands, except per share amounts):

                                         2001                      2000                      1999
                                -----------------------   -----------------------   -----------------------
                                           WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                            AVERAGE                   AVERAGE                   AVERAGE
                                         EXERCISE PRICE            EXERCISE PRICE            EXERCISE PRICE
                                SHARES     PER SHARE      SHARES     PER SHARE      SHARES     PER SHARE
                                ------   --------------   ------   --------------   ------   --------------
Outstanding at beginning of
  year........................  2,030        $10.75        1,638       $13.65        1,125       $ 8.67
Granted.......................  1,168          3.07          921         7.67          683        19.83
Exercised.....................                              (204)        7.44         (124)        3.75
Canceled......................   (938)         9.22         (325)       18.80          (46)       10.16
                                -----        ------       ------       ------       ------       ------
Outstanding at end of year....  2,260        $ 7.12        2,030       $10.75        1,638       $13.65
                                =====        ======       ======       ======       ======       ======
Options exercisable at
  year-end....................    812                        752                       766
Weighted-average fair value of
  options granted during the
  year........................  $2.75                     $ 5.28                    $14.03

                         GLIATECH INC. AND SUBSIDIARIES

     The following table summarizes information about options outstanding at December 31, 2001 (in thousands, except number of years and per share amounts):

                                                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                              -----------------------------    -----------------------------
                                               WEIGHTED-
                                                AVERAGE        WEIGHTED-                        WEIGHTED-
                                               REMAINING        AVERAGE                          AVERAGE
                                 NUMBER       CONTRACTUAL    EXERCISE PRICE      NUMBER       EXERCISE PRICE
RANGE OF EXERCISE PRICES       OUTSTANDING    LIFE (YRS)       PER SHARE       EXERCISABLE      PER SHARE
------------------------       -----------    -----------    --------------    -----------    --------------
$ 0- 5.......................       857          9.19            $ 2.83            125            $ 2.97
  5-10.......................     1,107          7.83              7.59            503              7.98
 10-28.......................       296          7.29             17.83            184             17.44
                                  -----          ----            ------            ---            ------
                                  2,260          8.28            $ 7.12            812            $ 9.35
                                  =====          ====            ======            ===            ======

     At December 31, 2001, 3,615,733 shares of common stock are reserved primarily for issuance of employee or director stock options.

     The Company applies APBO No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the fixed stock option plans to employees in 2001, 2000 or 1999, except for modifications made in 1999 to certain stock options previously granted to terminated employees, which resulted in expense of $0.4 million. Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                    YEAR ENDED DECEMBER
                                                                            31,
                                                                    --------------------
                                                           2001       2000        1999
                                                         --------   ---------   --------
Net loss
  As reported.........................................   $(23,743)  $(12,919)   $  (395)
  Pro forma...........................................   $(26,137)  $(14,803)   $(2,818)
Basic and diluted net loss per common share
  As reported.........................................   $  (2.45)  $  (1.35)   $ (0.04)
  Pro forma...........................................   $  (2.70)  $  (1.55)   $ (0.30)

     For pro forma calculations, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                    2001           2000           1999
                                                ------------   ------------   ------------
Expected volatility...........................      153%           87%            77%
Risk-free interest rates......................   1.98-5.01%     4.68-6.36%     4.31-5.60%
Expected life.................................  4 to 5 years   4 to 5 years   4 to 5 years

N. BUSINESS SEGMENT

     The Company operates in one business segment. It is engaged in the development and commercialization of the Company's principal products, the ADCON family, which are medical devices designed to inhibit scarring and adhesion following surgery. In January 2001, the Company recalled its primary products, ADCON-L and ADCON-T/N, and discontinued sale of these products due to a recall by a supplier of a raw material used in the production of these products. In May 2001, the Company recommenced commercial sale of ADCON-L outside the U.S. The Company markets ADCON-L in approximately 34 countries outside the U.S. through independent

                         GLIATECH INC. AND SUBSIDIARIES
medical device distributors. Three international distributors accounted for 19%, 14% and 12% of total net product sales in 2001. No international distributors or domestic customers accounted for more than 10% of total net product sales in 2000 or 1999. The Company does not have foreign facilities and therefore does not measure operating profit or loss from foreign sales.

     Domestic and foreign net product sales are as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2001     2000      1999
                                                           ------   -------   -------
Domestic.................................................           $21,525   $23,244
Foreign..................................................  $2,597     3,988     3,251
Provision for sales returns related to product recall....            (2,400)
                                                           ------   -------   -------
Net product sales........................................  $2,597   $23,113   $26,495
                                                           ======   =======   =======

O. RESEARCH COLLABORATION AGREEMENTS

     In November 2001, the Company and Abgenix, Inc. ("Abgenix") entered into an agreement that provides Abgenix with exclusive worldwide rights to human monoclonal antibody therapies against the complement protein properdin as potential treatments for cardiovascular and inflammatory diseases. Abgenix has generated lead antibody product candidates for Gliatech under a prior agreement that was entered into in December 1999. Under the November 2001 agreement, Abgenix will now assume responsibility for development and commercialization of the human monoclonal antibodies.

     Under the terms of the agreement, Abgenix obtains an exclusive license to develop and commercialize anti-properdin antibody therapies for all indications and will be responsible for clinical development, regulatory activities, manufacturing, marketing and sales. The Company received a non-refundable up-front license fee of $1.5 million. The Company also will receive research funding for two years and may receive potential milestone payments for multiple clinical indications and royalties on net sales of any resulting products. In 2001, the Company recognized $0.5 million related to the license fee and research funding payments.

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

P. RESEARCH, CLINICAL TRIAL, CONSULTING AND LICENSE AGREEMENTS

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

                         GLIATECH INC. AND SUBSIDIARIES

     As of December 31, 2001, minimum purchase commitments under research, clinical trial and consulting agreements are $0.2 million for 2002.

Q. MERGER RELATED AND SEVERANCE COSTS

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

     On September 25, 2000, the Board of Directors announced that Thomas O. Oesterling, Ph.D. retired as President and Chief Executive Officer. In addition, as of such date, Michael A. Zupon, Ph.D., Executive Vice President of Research and Development, and Raymond P. Silkaitis, Ph.D., Vice President of Regulatory Affairs, resigned. The Company incurred $1.2 million in severance costs associated with these former employees. At December 31, 2001 and 2000, the Company had $0.5 million and $0.9 million, respectively, of accrued severance costs in its consolidated balance sheets.

     In December 1999, the Company recorded $0.8 million related to severance arrangements with two former employees.

R. SETTLEMENT OF CLAIM, LITIGATION AND CONTINGENCIES

     To date, eleven plaintiffs, on behalf of themselves and all other persons similarly situated, have filed ten class action lawsuits against the Company, certain of its officers and certain former officers in the United States District Court for the Northern District of Ohio alleging violation of the federal securities laws. The actions were consolidated as In re Gliatech Inc. Securities Litigation, Case No. 1:00 CV 2236, and the court appointed lead plaintiffs. Lead plaintiffs filed a Consolidated Amended Complaint on October 5, 2001, seeking to represent a class of all purchasers of stock of the Company during the period between April 9, 1998 and August 29, 2000 (the "Class Period"). This Consolidated Amended Complaint sets forth claims against the Company and certain of its officers under Section 10(b) of the Securities Exchange Act of 1934 and Section 20(a) as to the individuals under Section 20(a). The Consolidated Amended Complaint alleges that the defendants made false and misleading statements during the Class Period and failed to disclose material facts in connection with, among other things, the termination of the merger agreement that had been entered into with Guilford Pharmaceuticals, Inc. ("Guilford") and certain inspectional observations by the FDA contained in its Form 483 relating to matters during the Class Period. The lead plaintiffs seek unspecified damages, equitable relief in the form of asset attachment and attorney's fees. On January 18, 2002, the defendants filed a motion to dismiss, and the lead plaintiffs filed a response to this motion on March 4, 2002.

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

     On March 13, 2001, Geri Fried filed a derivative stockholder lawsuit on behalf of the Company against certain members and former members of the board of directors of the Company and certain former officers of the Company in the Court of Common Pleas of Cuyahoga County, Ohio. The Company is named as a nominal

                         GLIATECH INC. AND SUBSIDIARIES
defendant. The complaint alleges, among other things, breach of fiduciary duty, gross mismanagement and constructive fraud arising out of, inter alia, the termination of the proposed merger with Guilford, the inspectional observations by the FDA in its Form 483 relating to the U.S. clinical study of ADCON-L, and the Company's handling of potential medical device reports to the FDA. The complaint seeks unspecified compensatory and punitive damages from the individual defendants and fees and expenses.

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

     On October 20, 2000, Mark A. Reichl filed a lawsuit against the Company and certain of its subsidiaries, officers, directors and employees, Praxa Pharmaceuticals and one of its employees, John A. Kona, M.D. and The Williamsburg Community Hospital, Incorporated in the Circuit Court for the City of Williamsburg, Virginia alleging certain product liability claims as a result of the use of ADCON-L during surgery. The Company settled this suit in December 2001, which was covered by the Company's product liability insurance.

     In March 2002, the Company entered into a written Plea Agreement ("Agreement") with the Department of Justice ("DoJ"). Under the terms of the Agreement, the Company agreed to plead guilty to six misdemeanor violations of the Food, Drug and Cosmetic Act. Pursuant to the Agreement, the Company will admit to (i) failing to submit Medical Device Reports to the FDA regarding four adverse events possibly related to the use of ADCON-L; (ii) a single event of the adulteration of a medical device held for sale regarding Gliatech's failure to maintain complete complaint files as required by FDA regulations; and (iii) the submission to the FDA of a report pertaining to a medical device that was false and misleading regarding the omission of data from the final report of the U.S. Clinical Study for ADCON-L. All of the conduct at issue occurred between January 1999 and February 2000. The Company has not admitted in the Agreement that there is any causal relationship between ADCON-L and the adverse events discussed in the Agreement. The Company also has not admitted that any of the misdemeanor violations were committed with the intent to defraud or mislead the FDA. The Agreement proposes a total fine of $1.2 million to be paid in six equal, interest-free installments over a five-year period, with the first payment due at the time of sentencing. The Agreement is subject to the approval and acceptance by the United States District Court for the Northern District of Ohio, Eastern Division. If accepted by the United States District Court, the Agreement resolves the investigation of the Company by the DoJ's Office of Consumer Litigation and the FDA's Office of Criminal Investigations. The Company accrued $0.9 million as of December 31, 2001 which represents the present value (using a 10% discount rate) of payments related to the settlement.

     The National Association of Securities Dealers (the "NASD") conducted a review of certain trading activity in Company stock prior to the August 2000 announcement of the termination of the proposed merger with Guilford Pharmaceuticals. Gliatech cooperated with the NASD in their review. The NASD has referred this matter to the Securities and Exchange Commission ("SEC") and the SEC's Division of Enforcement is conducting a non-public inquiry into this matter. The SEC inquiry could result in potential civil or criminal penalties against the Company and some of its current and former employees.

     Management is unable to estimate the probability or the amount of loss, if any, for all of its claims, litigation and contingencies. In addition, from time to time, the Company may be involved in various disputes arising in the ordinary course of business. The Company maintains product liability insurance coverage and Directors and Officers insurance coverage. In management's opinion, if an unfavorable resolution of these matters occurs, depending on the amount and timing, the Company's financial position, results of operations or cash flows could be materially impacted.

                         GLIATECH INC. AND SUBSIDIARIES

S. NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share for 2001, 2000 and 1999 (in thousands, except shares and per share amounts):

     Basic and Diluted Earnings Per Share Computation

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Net loss.........................................  $  (23,743)  $  (12,919)  $     (395)
                                                   ==========   ==========   ==========
Weighted average common shares...................   9,682,637    9,564,315    9,472,532
                                                   ==========   ==========   ==========
Basic and diluted net loss per share.............  $    (2.45)  $    (1.35)  $    (0.04)
                                                   ==========   ==========   ==========

     Securities that could potentially dilute net income per share in future periods totaled 340,756 and 641,111 for 2000 and 1999, respectively. There were no securities that could potentially dilute net income per share for 2001. Such shares were not included in the computation of diluted net loss per share for the periods presented because to do so would have been antidilutive.

T. YEAR END ADJUSTMENTS (UNAUDITED)

     In the fourth quarter of 2001, the Company recorded a $1.2 million charge related to costs to exit the leased Solon facility. The charge consisted primarily of a $1.0 million write-down of certain equipment and leasehold improvements to fair value less estimated costs to sell, which are classified as net assets held for sale on the balance sheet as of December 31, 2001. The Company also recorded a charge of $0.9 million which represents the present value (using a 10% discount rate) of payments related to the settlement of the investigation by the Department of Justice.

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

     In the fourth quarter of 1999, the Company recorded certain non-recurring and year-end adjustments that reduced selling, general and administrative expenses. In the fourth quarter, the Company settled a claim with a former distributor of ADCON-L for approximately $0.2 million. The Company had previously recorded an accrual for this loss contingency of $0.4 million. The Company reduced its bad debt allowance by $0.3 million due to a more favorable collection history than originally anticipated. The Company also reduced its year end bonus accrual by $0.5 million due to fourth quarter losses caused by the Company being unable to ship ADCON-L to its U.S. customers for the last two months of the year. These changes in estimates were offset by $0.8 million related to severance arrangements with former employees.

                         GLIATECH INC. AND SUBSIDIARIES

U. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          THREE MONTH PERIODS ENDED
                               --------------------------------------------------------------------------------
                                     MARCH               JUNE             SEPTEMBER              DECEMBER
                               ------------------   ---------------   -----------------     -------------------
                                2001        2000     2001     2000     2001      2000        2001        2000
                               -------     ------   ------   ------   -------   -------     -------     -------
Net Product Sales............              $6,832   $1,094   $7,035   $   614   $ 6,088     $   889     $ 3,158(4)
Cost of Products Sold........  $ 1,365(1)   1,202    1,288(1)  1,165      728     2,386       1,827       3,750(5)
Operating Loss...............   (6,063)      (153)  (5,401)    (502)   (5,055)   (6,943)(3)  (6,576)(2)  (6,347)
Net (Loss) income............   (5,864)       117   (5,499)    (230)   (5,381)   (6,677)     (6,999)     (6,128)
Basic and Diluted (Loss)
  Earnings per Share.........  $ (0.61)    $ 0.01   $(0.57)  $(0.02)  $ (0.56)  $ (0.70)    $ (0.72)    $ (0.63)

     Basic and diluted earnings (loss) per share for each three-month period was calculated on a stand-alone basis. As a result of stock transactions during the periods or rounding, the sum of the loss per share for the four quarters of each year may not equal the loss per share for the twelve-month periods.

          NOTE 1: Cost of products sold in each of the first and second quarter of 2001 include $0.3 million of costs related to the product recall. See Note H for further details.

          NOTE 2: Operating expenses in the fourth quarter of 2001 included a charge of $1.2 million which consisted primarily of $1.0 million to write-down manufacturing equipment and leasehold improvements to fair value less estimated costs to sell (See Note E for further details) and a charge of $0.9 million which represents the present value (using a 10% discount rate) of payments related to the settlement of an investigation by the Department of Justice (See Note R for further details).

          NOTE 3: Operating expenses in the third quarter of 2000 included $7.5 million of non-recurring charges related to the proposed merger with Guilford and other severance costs related to former employees. See Note Q for further details.

          NOTE 4: Net product sales in the fourth quarter of 2000 included a $2.4 million provision for sales returns related to the product recall. See Note H for further details.

          NOTE 5: Cost of products sold in the fourth quarter of 2000 included a $1.7 million provision for obsolete inventory. See Note H for further details.

V. SUBSEQUENT EVENTS

     In February 2002, the Company reached a settlement agreement with it's insurance carrier for property damages arising from the product recall. The Company received $2.0 million net of legal expenses, in settlement of the claim and recorded the settlement in 2002. Under terms of the agreement, the Company has released its insurance carrier from any claims relating to the product recall.

     In March 2002, the supplier of a raw material used in the production of ADCON-L paid the Company $0.7 million primarily for the raw material component of both finished goods on hand as of December 31, 2000 and customer returned product from the January 2001 product recall. The Company recorded this recovery in 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS AND EXECUTIVE OFFICERS

     The Company's directors and executive officers and their ages and positions are as follows:

NAME                                    AGE                  POSITION
----                                    ---                  --------
Robert P. Pinkas......................  48    Chairman of the Board and Chief
                                              Executive Officer
Steven L. Basta.......................  36    President and Director
Ronald D. Henriksen...................  62    Director
Thomas F. Barnish.....................  54    Vice President of Finance, Chief
                                              Financial Officer, Secretary and
                                              Treasurer
Robert J. Bard, J.D...................  50    Vice President, Regulatory Affairs
Clark E. Tedford, Ph.D. ..............  43    Executive Vice President of Research
                                              and Development

     ROBERT P. PINKAS. Robert P. Pinkas has served as Chief Executive Officer of the Company and Chairman of the Board of Directors since September 2000. In addition, from September 2000 to December 2000, Mr. Pinkas served as President of the Company. He has served as a Director of the Company since August 1988. He also served as Chairman of the Board of Directors from 1988 to May 1999, Secretary of the Company from August 1988 until August 1995 and Treasurer of the Company from August 1995 to May 1999. Mr. Pinkas is the founding general partner of Brantley Partners, a venture capital firm formed in 1987. He is also a director of Pediatric Services of America, Inc., Brantley Capital Corporation and Waterlink, Inc.

     STEVEN L. BASTA. Steven L. Basta joined the Company as President in December 2000. In addition, he became a Director of the Company in February 2001. Prior to joining the Company, from January 1999 to August 2000, he was Vice President Finance and Business Development at Creative BioMolecules, Inc., a biotechnology company, where he also served as Vice President Corporate Development and Investor Relations from February 1997 to January 1999. From June 1996 to December 1996, he was associated with Jundt Associates, an investment management firm. Prior to 1996, Mr. Basta held several positions, including Executive Director, Product Development, at The Immune Response Corporation, a biopharmaceutical company.

     RONALD D. HENRIKSEN. Ronald D. Henriksen has served as a Director of the Company since May 1997. In November 1998, Mr. Henriksen became President of Advanced Research & Technology Institute of Indiana University, a technology licensing and formation company. From April 1996 through September 1998, he was Chief Executive Officer of Itasca Ventures LLC, a medical technology company. From March 1993 through January 1996, he was the President and Chief Executive Officer of Khepri Pharmaceuticals Inc., a development stage biotechnology company. From 1970 to March 1993, he held a series of managerial and executive positions, including Director of Business Development, at Eli Lily and Company, a pharmaceutical company. Mr. Henriksen currently serves as a director of QLT Phototherapeutics, Inc.

     THOMAS F. BARNISH. Thomas F. Barnish has served as Vice President of Finance, Chief Financial Officer, Secretary and Treasurer since May 2001. He served as Vice President and Chief Financial Officer of the Company since October 2000. Prior to joining the Company, from April 1998 to October 2000, he was Vice President and Chief Financial Officer at Copernicus Therapeutics, Inc., a privately held biotechnology firm located in Cleveland, Ohio. From February 1996 to April 1998, he was Finance Director at Medeva Pharmaceuticals, Inc., a U.S. based division of an international pharmaceutical company. From June 1991 to February 1996, he was Chief Financial Officer at Inhalon Pharmaceuticals, Inc, a privately held pharmaceutical company. Prior to 1991, he held various finance positions at IPCO Corporation.

     ROBERT J. BARD. Robert J. Bard, J.D., joined the Company as Vice President, Regulatory Affairs in June 2001. Mr. Bard joined Gliatech from McKinley Medical, LLLP, a manufacturer of medical devices, in Wheat Ridge, Colorado, where he was the Chief Operating Officer from August 1999 to June 2001. From June 1988 to July 1999, he was the Vice President of Regulatory and Legal Affairs for I-Flow Corporation, a medical device company in Irvine, California, and a Senior Specialist, Regulatory Affairs from 1983 to 1987 for IVAC Corporation in San Diego, California. Prior to that, Mr. Bard held various Regulatory Affairs and Quality Systems positions at various pharmaceutical and medical device companies.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based upon its review of the copies of Section 16(a) forms received by it, and upon written representations from reporting persons concerning the necessity of filing an Annual Statement of Changes in Beneficial Ownership on Form 5 (a "Form 5"), the Company believes that, during fiscal 2001, all filing requirements for reporting persons were met, except as follows:

     Theodore E. Haigler, Jr., who resigned from the Company's Board of Directors in March 2001, filed a late Form 5 that identified one transaction that should have been reported earlier on a Form 5; William A. Clarke, who resigned from the Company's Board of Directors in December 2001, filed a late Form 5 that identified two transactions that should have been reported earlier on a Form 5; and Ronald D. Henriksen filed a late Form 5 that identified two transactions that should have been reported earlier on a Form 5. These transactions involved the award of interests in an equity-based account for these individuals' service on the Board of Directors and on committees upon which they served during fiscal 2001.

ITEM 11.  EXECUTIVE COMPENSATION.

                       COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information relating to the annual and long-term compensation for the year ended December 31, 2001 for each person who served as Chief Executive Officer during such fiscal year and the other named executive officers of the Company (the "Named Executive Officers"):

                                                                               LONG TERM COMPENSATION
                                                                    --------------------------------------------
                                            ANNUAL COMPENSATION     RESTRICTED   SECURITIES
        NAME AND PRINCIPAL                 ----------------------     STOCK      UNDERLYING       ALL OTHER
             POSITION               YEAR   SALARY($)    BONUS($)    AWARDS($)     OPTIONS     COMPENSATION($)(1)
        ------------------          ----   ----------   ---------   ----------   ----------   ------------------
Robert P. Pinkas..................  2001    $      0     $     0     $48,481(2)    37,500          $      0
  Chairman and Chief                2000           0           0      46,623(2)   100,000                 0
  Executive Officer(3)
Steven L. Basta...................  2001    $260,000     $     0     $     0      127,000          $ 10,170(5)
  President (4)                     2000      10,833           0           0      375,000                 0
Thomas F. Barnish.................  2001    $170,000     $     0     $     0       54,500          $    800
  Vive President of Finance,        2000      32,617           0           0       50,000                 0
  Chief Financial Officer,
  Treasurer and
  Secretary (6)
Robert J. Bard, J.D...............  2001    $ 98,999     $     0     $     0      112,000          $ 25,158(8)
  Vice President,
  Regulatory Affairs (7)
Clark E. Tedford, Ph.D. ..........  2001    $190,000     $     0     $     0       84,250          $    396
  Executive Vice President,         2000     158,000      34,200           0       50,000               330
  Research and
  Development (9)
Rodney E. Dausch..................  2001    $160,556     $ 7,920     $     0       38,500          $221,174(10)
  Executive Vice President,         2000     220,000      39,600           0       90,000             2,270
  Chief Operating Officer           1999     182,500      23,275           0       70,000             1,290
  and Secretary (11)

---------------

 (1) Includes premiums on life insurance policies paid by the Company on behalf of the Named Executive Officers in the amount of $508 for Steven L. Basta, $800 for Thomas F. Barnish, $428 for Robert J. Bard, J.D., $396 for Clark
     E. Tedford, Ph.D. and $1,174 for Rodney E. Dausch.

 (2) Deferred shares credited to an equity-based account pursuant to the Company's Directors' Equity Plan for Mr. Pinkas' service on the Board of Directors. The deferral periods will end and Mr. Pinkas will receive the shares in his account on dates selected by Mr. Pinkas. The deferral periods are subject to acceleration upon change of control. These numbers are valued as of the date of grant. As of December 31, 2001, the aggregate value of all deferred shares awarded to Mr. Pinkas was $12,191. Mr. Pinkas' account will be credited with a number of additional deferred shares equal to the amount of any cash dividends paid by the Company in respect of its Common Stock.

 (3) Mr. Pinkas assumed the positions of Chairman of the Board of Directors and Chief Executive Officer and President of the Company in September 2000. Mr. Pinkas served as President of the Company until December 2000. Mr. Pinkas did not receive any cash compensation in the fiscal years ended December 31, 2001 and December 31, 2000 to serve as either Chief Executive Officer or President.

 (4) Mr. Basta assumed the position of President of the Company in December
     2000.

 (5) Includes a payment of $6,092 to Mr. Basta for relocation expenses, plus a payment of $3,576, which represents the total of all income taxes imposed on Mr. Basta as a result of the payment for relocation expenses.

 (6) Mr. Barnish assumed the positions of Vice President of Finance and Chief Financial Officer of the Company in October 2000 and the positions of Treasurer and Secretary in May 2001.

 (7) Mr. Bard assumed the position of Vice President, Regulatory Affairs of the Company in June 2001.

 (8) Includes a payment of $15,592 to Mr. Bard for relocation expenses, plus a payment of $9,138, which represents the total of all income taxes imposed on Mr. Bard as a result of the payment for relocation expenses.

 (9) Dr. Tedford assumed the position of Executive Vice President, Research and Development of the Company in September 2000. Prior to such time, Dr. Tedford was Vice President of Product Development of the Company.

(10) Includes a severance payment of $220,000.

(11) Rodney E. Dausch resigned in July 2001.

                                 OPTION GRANTS

     The following table sets forth certain information concerning individual grants of stock options made during the last completed fiscal year to each of the Named Executive Officers:

                                      INDIVIDUAL GRANTS                                   POTENTIAL REALIZABLE
                                ------------------------------                              VALUE AT ASSUMED
                                 NUMBER OF                                                ANNUAL RATES OF STOCK
                                SECURITIES    PERCENT OF TOTAL   EXERCISE                PRICE APPRECIATION FOR
                                UNDERLYING    OPTIONS GRANTED    OR BASE                 OPTION TERM STOCK PRICE
                                  OPTIONS     TO EMPLOYEES IN     PRICE     EXPIRATION   -----------------------
             NAME               GRANTED (#)     FISCAL YEAR       ($/SH)       DATE        5% ($)      10% ($)
             ----               -----------   ----------------   --------   ----------   ----------   ----------
Robert P. Pinkas..............     37,500            3.5%         $2.75        3/1/11     $ 64,855     $164,355
Steven L. Basta...............     76,000           11.7%         $2.75        3/1/11     $131,439     $333,092
                                   49,000                          4.05       6/21/11      124,804      316,278
                                    2,000                          0.80      11/20/11        1,006        2,550
Thomas F. Barnish.............     38,500            5.0%         $2.75        3/1/11     $ 66,584     $168,737
                                   14,000                          4.05       6/21/11       35,658       90,365
                                    2,000                          0.80      11/20/11        1,006        2,550
Robert J. Bard, J.D. .........    110,000           10.3%         $5.30       6/13/11     $366,646     $929,152
                                    2,000                          0.80      11/20/11        1,006        2,550
Clark E. Tedford, Ph.D. ......     57,250            7.8%         $2.75        3/1/11     $ 99,012     $250,915
                                   25,000                          4.05       6/21/11       63,676      161,366
                                    2,000                          0.80      11/20/11        1,006        2,550
Rodney E. Dausch..............     38,500            3.5%         $2.75        3/1/11     $ 66,584     $168,737

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

     The following table provides information regarding unexercised stock options held by the Named Executive Officers as of December 31, 2001.

                                                                                        VALUE OF UNEXERCISED
                                                              NUMBER OF UNEXERCISED    IN-THE-MONEY OPTIONS AT
                                                              OPTIONS AT FISCAL YEAR       FISCAL YEAR-END
                             SHARES ACQUIRED      VALUE       -END EXERCISABLE (E)/       EXERCISABLE (E)/
           NAME                ON EXERCISE     REALIZED ($)     UNEXERCISABLE (U)       UNEXERCISABLE (U)(1)
           ----              ---------------   ------------   ----------------------   -----------------------
Robert P. Pinkas...........         0               0                50,333(E)                 $  0(E)
                                                                    115,167(U)                    0(U)
Steven L. Basta............         0               0               122,875(E)                 $  0(E)
                                                                    379,125(U)                  100(U)
Thomas F. Barnish..........         0               0                21,000(E)                 $  0(E)
                                                                     83,500(U)                    0(U)
Robert J. Bard, J.D........         0               0                     0(E)                 $  0(E)
                                                                    112,000(U)                  100(U)
Clark E. Tedford, Ph.D. ...         0               0                53,500(E)                 $  0(E)
                                                                    135,750(U)                  100(U)
Rodney E. Dausch...........         0               0               165,500(E)                 $  0(E)
                                                                          0(U)                    0(U)

---------------

(1) Based upon the closing price of $0.85 of the Company's Common Stock on the Nasdaq National Market on December 31, 2001.

COMPENSATION OF DIRECTORS

     All non-employee Directors receive reimbursements for any and all out-of-pocket expenses incurred in connection with attending each Board of Directors meeting or committee meeting. In addition, after each annual meeting of stockholders, every non-employee Director receives, as compensation for service on the Board of Directors, a number of shares of Common Stock equal to the value of an option to purchase 8,000 shares of Common Stock, which value is determined in accordance with the Black-Scholes option pricing model. Additionally, for attendance at each committee meeting, each such Director receives a number of shares of Common Stock equal to the value of $1,500 divided by the fair market value of one share of Common Stock on the date of such meeting. When a non-employee Director is first elected, such Director receives a one-time award of a number of shares of Common Stock equal to the value of an option to purchase 8,000 shares of Common Stock, which value is determined in accordance with the Black-Scholes option pricing model.

     In addition to the foregoing equity compensation, each non-employee director is entitled to receive annual compensation of $10,000 as further compensation for serving on the Board of Directors. Each non-employee director is also entitled to receive $1,000 for each meeting that he attends in person. Additionally, in June 2001, Mr. Pinkas was granted a special one-time bonus of $46,750 and each of Mr. Clarke and Mr. Henriksen was granted a special one-time bonus of $34,000. Under the Company's Directors' Equity Plan, a non-employee director may elect to receive shares of Common Stock, deferred stock or options to purchase shares of Common Stock in lieu of cash. Each of Messrs. Pinkas, Clarke and Henriksen elected to receive his cash compensation for his services on the Board of Directors in 2001 in deferred stock.

EMPLOYMENT AGREEMENTS

     The Company is a party to an employment agreement with Steven L. Basta, the President of the Company, effective as of December 18, 2000. The employment agreement provides for a minimum annual salary for Mr. Basta of $260,000 per year for the period through December 31, 2002. If Mr. Basta remains an employee of the Company after December 31, 2002, his annual salary will be established by the Compensation Committee.

The employment agreement also provides for an annual bonus of up to 40% of Mr. Basta's annual salary and a grant of 375,000 stock options. Such stock options have an exercise price equal to $8.00 per share, the fair market value of the Company's Common Stock on the date of grant, and become exercisable with respect to 10% of the shares covered by the option ninety days following the date of grant and with respect to an additional 22 1/2% of the shares covered by the option on each of the first four anniversaries of the date of grant. In addition, the Company will make a payment to Mr. Basta in an amount such that Mr. Basta retains an amount equal to the difference between (1) his actual federal income tax liability with respect to his exercise of the number of stock options which become exercisable for the first time by him during a calendar year and have an aggregate option price which is less than $100,000 (the "Grossed-Up Options") and (2) the amount of federal income tax liability he would have incurred upon exercise of the Grossed-Up Options if the amount of income recognized by him upon such exercise for federal income tax purposes had been subject to federal income tax as long-term capital gain.

     Either the Company or Mr. Basta may terminate the employment agreement at any time. The employment agreement provides that if Mr. Basta is terminated by the Company (except for termination with cause or termination because of death or permanent disability), or if Mr. Basta terminates his employment for good reason, Mr. Basta will be entitled to the following: (1) a lump sum severance payment in an amount equal to one times his salary, (2) reimbursement from the Company for any premiums paid by him for health insurance for a one-year period and (3) all outstanding stock options granted to him will immediately vest and will remain exercisable for a one-year period beginning on the date of such termination. No severance payments will be made pursuant to the terms of the employment agreement unless Mr. Basta releases the Company from any claims or causes of action he has, or may have had, against the Company as of the date of his termination of employment. The employment agreement provides that the Company will enter into a change in control agreement with Mr. Basta, as described below. Mr. Basta will not be entitled to receive severance payments pursuant to the terms of his employment agreement if he receives severance payments pursuant to the terms of his change in control agreement. Pursuant to the terms of the employment agreement, Mr. Basta may not compete with the Company and may not solicit its employees for two years following the date of his termination of employment.

     The Company is a party to a severance agreement with each of Messrs. Barnish, Bard and Dr. Tedford that provides for severance payments in the event that Messrs. Barnish, Bard or Dr. Tedford, as the case may be, is terminated without cause. The severance agreement provides that, if terminated without cause, Messrs. Barnish, Bard or Dr. Tedford, as the case may be, will receive in lump sum payment equal to twelve times his monthly base salary at the time of termination, as well as for twelve months for any premiums paid by the individual for health insurance provided to the individual by the Company. Messrs. Barnish, Bard or Dr. Tedford, as the case may be, will not be entitled to payments pursuant to the terms of the severance agreement if he receives severance compensation pursuant to the terms of the Change in Control Agreement described below. Pursuant to the terms of the applicable severance agreement, none of Messrs. Barnish, Bard or Dr. Tedford may, subject to certain limitations, compete with the Company and may solicit its employees for one year following the date on which his employment terminates.

     The Company is also a party to agreements with each of Messrs. Basta, Barnish, Bard and Dr. Tedford that provide for payments to be made to these individuals upon the occurrence of certain events in the case of a change in control, as such term is defined in such agreements (the "Change in Control Agreements"). The Change in Control Agreements provide that, after the occurrence of a change in control, if these individuals are terminated (except for termination with cause or termination because of death or permanent disability) or if they terminate their employment with the Company upon the occurrence of certain events, they will be entitled to receive a lump sum severance payment in an amount equal to three times his salary in the case of Mr. Basta and two times his salary in the case of Messrs. Barnish, Bard and Dr. Tedford and a lump sum payment equal to the value of any earned or accrued annual bonus or long-term incentive pay. Upon such a termination of employment, all outstanding options granted to Messrs. Basta, Barnish, Bard and Dr. Tedford will become immediately exercisable. In addition, the Company will provide welfare benefits which are substantially similar to those that the executive was receiving immediately prior to the termination of employment for a period of 36 months in the case of Mr. Basta and twelve months in the case of Messrs. Barnish, Bard and Dr. Tedford. In the event that any of Messrs. Basta, Barnish, Bard or Dr. Tedford are subject to any excise tax under Section 4999 of the Internal

Revenue Code of 1986, as amended from time to time, the Company will make a payment to the executive in an amount such that, after payment by the executive of all taxes, including any excise tax imposed upon such payment, the executive retains an amount of the payment equal to the excise tax imposed upon the payment.

     The Company entered into an agreement with Rodney E. Dausch, dated July 24, 2001, pursuant to which Mr. Dausch resigned from his position of Executive Vice President and Chief Operating Officer of the Company. The agreement provides that Mr. Dausch receive severance compensation in an amount equal to his base salary in effect immediately prior to his resignation, with such severance compensation payable in one lump sum. The agreement also provides that (1) any stock options granted to Mr. Dausch that have vested will continue to be governed by the terms and conditions of the Company's Amended and Restated 1989 Stock Option Plan and/or the 2001 Stock Incentive Plan and the terms and conditions of the option agreements previously entered into between the Company and Mr. Dausch with respect to such options, (2) 25% of the options granted to Mr. Dausch on September 21, 2000 under the Amended and Restated 1989 Stock Option Plan, 50% of the options granted to Mr. Dausch on March 1, 2001 under the 2001 Stock Incentive Plan, and 100% of the options granted to Mr. Dausch on March 1, 2001 under the Amended and Restated 1989 Stock Option Plan will immediately vest and (3) Mr. Dausch has an 18-month period to exercise any vested options. Mr. Dausch is also entitled to continue as a participant in the Company's group health plan, on the same basis that the Company's active employees participate in such plan, for an 18-month period following his resignation. The agreement also provides that in consideration for the payments and benefits received by Mr. Dausch, he will not engage in any business that is in competition with the Company's business for a period of 18 months and he will not solicit any of the Company's employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Company's Compensation Committee during the fiscal year ended December 31, 2001 were Ronald D. Henriksen, Chairman, Irving S. Shapiro (until his resignation from the Board of Directors in January 2001), and William
A. Clarke (from January 2001 following Mr. Shapiro's resignation). No officer or employee served on the Compensation Committee during the fiscal year ended December 31, 2001. Robert P. Pinkas became a member of the Compensation Committee in March 2002. As a result of Mr. Clarke's resignation from the Board of Directors in January 2002, the Compensation Committee currently consists of Messrs. Henriksen and Pinkas.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Except as otherwise noted, the following table sets forth certain beneficial ownership information as of December 31, 2001 as to (1) the security ownership of those persons owning of record or known to the Company to be the beneficial owner of more than five percent of the voting securities of the Company and (2) the security ownership of equity securities of the Company by each of the current Directors of the Company, each of the executive officers named in the Summary Compensation Table and all current Directors and executive officers as a group. Unless otherwise indicated, all information with respect to beneficial ownership has been furnished by the respective Director, executive officer or person beneficially owning five percent or more of the Common Stock, as the case may be. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names. Beneficial ownership of the Common Stock has been determined for this purpose in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934 (the "Exchange Act").

                                                AMOUNT AND NATURE OF    PERCENTAGE OF SHARES OF
                                                BENEFICIAL OWNERSHIP         COMMON STOCK
           NAME OF BENEFICIAL OWNER                OF COMMON STOCK        BENEFICIALLY OWNED
           ------------------------             ---------------------   -----------------------
Robert P. Pinkas (1)..........................         120,279                      *
Steven L. Basta (2)...........................         141,625                      *
Ronald D. Henriksen (3).......................          19,833                      *
Thomas F. Barnish (4).........................          30,375                      *
Robert J. Bard, J.D...........................               0                     --
Clark E. Tedford, Ph.D. (5)...................          67,562                      *
Rodney E. Dausch (6)..........................         168,591                      *
All Directors and executive officers
  as a group (6 persons) (7)..................         379,674                    3.8%

---------------

*  Represents less than 1% of the outstanding shares.

(1) Includes 59,708 shares of Common Stock that may be acquired upon the exercise of stock options issued to Mr. Pinkas, 5,000 shares of Common Stock owned by Madaket Investment L.L.C., 3,811 shares of Common Stock owned by Pinkas Family Partners, L.P. ("PFP"), 32,299 shares of Common Stock owned by Brantley Venture Management, L.P. ("BVM") and 19,461 shares of Common Stock owned by Brantley Venture Management II, L.P. ("BVM II"). Mr. Pinkas, Chairman and Chief Executive Officer of the Company, serves as the managing member of Madaket Investment L.L.C and as the general partner of PFP. PFP is general partner of BVM and BVM II.

(2) Includes 141,625 shares of Common Stock that may be acquired upon the exercise of stock options.

(3) Includes 19,833 shares of Common Stock that may be acquired upon the exercise of stock options.

(4) Includes 30,375 shares of Common Stock that may be acquired upon the exercise of stock options.

(5) Includes 67,562 shares of Common Stock that may be acquired upon the exercise of stock options.

(6) Includes 165,500 shares of Common Stock that may be acquired upon the exercise of stock options.

(7) Includes 309,728 shares of Common Stock that may be acquired upon the exercise of stock options. Does not include shares of Common Stock beneficially owned by Mr. Dausch, who resigned from the Company in July 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Except as set forth in Item 12 above under "Employment Agreements," no disclosure is responsive to the disclosure requirements for this Item, and, accordingly, no disclosure is set forth herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Annual Report on Form 10-K and are included in Part II, Item 8.

     1. Financial Statements.

       Report of Independent Auditors

       Consolidated Balance Sheets at December 31, 2001 and 2000.

       Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

       Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999.

       Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

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

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS.

                                                             ADDITIONS    CHARGED TO
                                               BALANCE AT    CHARGED TO     OTHER                     BALANCE
                                               BEGINNING     COSTS AND    ACCOUNTS-    DEDUCTIONS-    AT END
DESCRIPTION                                    OF PERIOD      EXPENSES     DESCRIBE     DESCRIBE     OF PERIOD
-----------                                   ------------   ----------   ----------   -----------   ---------
YEAR ENDED DECEMBER 31, 2001
  Reserves and allowances deducted
     from asset accounts:
  Allowances for accounts receivable........     $1,585        $                         $1,377(C)    $  145
                                                                                         $   63(D)
  Reserve for product recall................     $1,015        $  604(A)                 $1,619(C)
  Inventory obsolescence reserve............     $2,442        $  818(B)                 $2,559(E)    $  701
YEAR ENDED DECEMBER 31, 2000
  Reserves and allowances deducted from
     asset accounts:
  Allowances for accounts receivable........     $   26        $2,034(A)                 $  475(C)    $1,585
  Reserve for product recall................                   $1,015(A)                              $1,015
  Inventory obsolescence reserve............     $  763        $2,822(B)                 $1,143(E)    $2,442
YEAR ENDED DECEMBER 31, 1999
  Reserves and allowances deducted
     from asset accounts:
  Allowances for accounts receivable........     $  603        $ (348)(A)                $  195(C)    $   26
                                                                                         $   34(D)
  Inventory obsolescence reserve............     $  383        $  624(B)                 $  244(E)    $  763

---------------

Note A -- Provision (credit) for bad debts and sales returns
Note B -- Principally the provision for obsolete inventory
Note C -- Sales returns written off against allowance
Note D -- Uncollectible accounts written off
Note E -- Inventories written off against the reserve

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore are omitted.

     3. Exhibits:

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
  2.1      Agreement and Plan of Merger, dated as of May 29, 2000 as
           amended by and among the Company, Guilford Pharmaceuticals,
           Inc. and St. John Development Corp. (incorporated by
           reference to Exhibit 2.01 to the Registration Statement on
           Form S-4 (Registration No. 333-39546).
 3.1(i)    Second Restated Certificate of Incorporation of the Company
           is incorporated hereby by reference to Exhibit 4(a) of the
           Company's Form S-8 Registration Statement with respect to
           the 1995 Nonemployee Directors Stock Option Plan filed
           January 18, 1996 (Registration No. 333-00408).
3.1(ii)    Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 4(b) of the Company's Form
           S-8 Registration Statement with respect to the 1995
           Nonemployee Directors Stock Option Plan filed January 18,
           1996 (Registration No. 333-00408).
  4.1      Rights Agreement, dated as of July 1, 1997, by and between the Company and American Stock Transfer & Trust Company, as
           rights agent, is incorporated by reference to Exhibit 1 of the Company's Current Report on Form 8-K as filed on July 2,
           1997 (File No. 0-20096).
  4.2      Amendment No. 1, dated as of November 17, 1999, to the
           Rights Agreement between the Company and American Stock
           Transfer & Trust Company, as rights agent, is incorporated by reference to Exhibit 4.1 of the Company's Form 8-A/A
           Amended Registration Statement filed on November 19, 1999
           (File No. 0-20096).
  4.3      Amendment No. 2 to the Rights Agreement, dated as of May 29,
           2000, by and between Gliatech Inc. and American Stock
           Transfer and Trust Company, as Rights Agent, is hereby
           incorporated by reference to Exhibit 4.1 of the Current
           Report on Form 8-K, filed on June 2, 2000 (File No.
           0-20096).
 10.1      Lease Agreements, as amended, between Gliatech R&D, Inc. and
           Commerce Corner Associates (facility lease) which is
           guaranteed by the Company is incorporated by reference to
           Exhibit 10.1 of the Company's Form S-1 Registration
           Statement filed September 1, 1995 (Registration
           No. 33-96460).
 10.2      Master Lease and Warrant Agreement between the Company and
           Pacificorp Credit, Inc. d/b/a Pacific Venture Finance, Inc.,
           dated October 15, 1990, and Amendment No. 1, dated October
           15, 1991 (equipment lease line) is incorporated by reference to Exhibit 10.2 of the Company's Form S-1 Registration
           Statement filed September 1, 1995 (Registration No.
           33-96460).
 10.3      Sublease between Gliatech R&D, Inc. and Spectrum Surgical
           Instruments Corporation, dated November 7, 1994 is
           incorporated by reference to Exhibit 10.3 of the Company's
           Form S-1 Registration Statement filed September 1, 1995
           (Registration No. 33-96460).
 10.4      Master Commercial Demand Note of the Company to National
           City Bank, dated September 11, 1996 is incorporated by
           reference to Exhibit 10.4 of the Company's Annual Report on
           Form 10-K for the year ended December 31, 1996 (File No.
           0-20096).
*10.5      Employment letter between the Company and Thomas O.
           Oesterling, Ph.D., dated May 19, 1989 is incorporated by
           reference to Exhibit 10.7 of the Company's Form S-1
           Registration Statement filed September 1, 1995 (Registration
           No. 33-96460).
*10.6      Employment letter between the Company and Mr. Rodney E.
           Dausch, dated February 7, 1995 is incorporated by reference to Exhibit 10.9 of the Company's Form S-1 Registration
           Statement filed September 1, 1995 (Registration No.
           33-96460).
*10.7      The Company's Amended and Restated 1989 Stock Option Plan is
           incorporated by reference to Exhibit A of the Company's
           Proxy Statement on Schedule 14A for the year ended December
           31, 1998 (File No. 0-20096).
*10.8      The Company's 1992 Directors Stock Option Plan is
           incorporated by reference to Exhibit 10.11 of the Company's
           Form S-1 Registration Statement filed September 1, 1995
           (Registration No. 33-96460).

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
*10.9      The Company's Amended and Restated 1995 Nonemployee
           Directors Stock Option Plan is incorporated by reference to
           Exhibit B of the Company's Proxy Statements on Schedule 14A
           for the year ended December 31, 1998 (File No. 0-20096).
 10.10     Manufacturing Agreement between the Company and European
           Medical Contract Manufacturing, dated October 10, 1994
           (certain portions of this exhibit have been omitted and
           filed separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment) is
           incorporated by reference to Exhibit 10.12 of the Company's
           Amendment No. 2 to Form S-1 Registration Statement filed
           October 10, 1995 (Registration No. 33-96460).
 10.11     Form of Distribution Agreement between the Company and
           various of its distributors is incorporated by reference to
           Exhibit 10.13 of the Company's Amendment No. 1 to Form S-1
           Registration Statement filed September 22, 1995
           (Registration No. 33-96460).
 10.12     Agreement between the Company and Janssen Pharmaceutica,
           N.V., dated October 14, 1994 (certain portions of this
           exhibit have been omitted and filed separately with the
           Securities and Exchange Commission pursuant to a grant of
           confidential treatment) is incorporated by reference to
           Exhibit 10.14 of the Company's Amendment No. 2 to Form S-1
           Registration Statement filed October 10, 1995 (Registration
           No. 33-96460).
 10.13     First Addendum to Agreement between the Company and Janssen
           Pharmaceutica, N.V., dated September 1, 1995 (certain
           portions of this exhibit have been omitted and filed
           separately with the Securities and Exchange Commission
           pursuant to a grant of confidential treatment) is
           incorporated by reference to Exhibit 10.16 of the Company's
           Amendment No. 2 to Form S-1 Registration Statement filed
           October 10, 1995 (Registration No. 33-96460).
 10.14     Seventh Amended and Restated Rights of First Refusal,
           Co-Sale and Registration Rights Agreement is incorporated by reference to Exhibit 4.8 of the Company's Amendment No. 2 to
           Form S-1 Registration Statement filed October 10, 1995
           (Registration No. 33-96460).
 10.15     Amended Form of Distribution Agreement between the Company and various of its distributors is incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K
           for the year ended December 31, 1996 (File No. 0-20096).
*10.16     Employment letter between the Company and Michael A. Zupon,
           Ph.D., dated April 19, 1993 is incorporated by reference to
           Exhibit 10.21 of the Company's Annual Report on Form 10-K
           for the year ended December 31, 1996 (File No. 0-20096).
 10.17     Development and Exclusive License Agreement, dated December
           10, 1996, between the Company and Chugai Pharmaceutical
           Company, Ltd. is incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the year
           ended December 31, 1997 (File No. 0-20096).
 10.18     Form of Indemnification Agreement is incorporated by
           reference to Exhibit 10.21 of the Company's Annual Report on
           Form 10-K for the year ended December 31, 1997 (File No.
           0-20096).
 10.19     Amended Form of U.S. Manufacturer's Representative Agreement
           is incorporated by reference to Exhibit 10.1 of the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended March 31, 2000 (File No. 0-20096).
 10.20     Research Agreement, dated as of October 13, 1998, between
           the Company and Janssen Pharmaceutica, N.V. is incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No.
           0-20096).
 10.21     Research Collaboration, Option and License Agreement, dated as of December 23, 1999, by and between the Company and
           Abgenix, Inc. (certain portions of this exhibit have been
           omitted and were filed separately with the Securities and
           Exchange Commission pursuant to a request by the Company for confidential treatment) is incorporated by reference to
           Exhibit 10.21 of the Company's Annual Report on Form 10-K
           for the year ended December 31, 1999 (File No. 0-20096).

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
*10.22     Form of Severance Agreement (in a Change of Control) is
           incorporated by reference to Exhibit 10.21 of the Company's
           Annual Report on Form 10-K for the year ended December 31,
           1999 (File No. 0-20096).
*10.23     Separation Agreement and General Release, dated December 7,
           1999, by and between the Company and Jon D. Schoeler is
           incorporated by reference to Exhibit 10.23 of the Company's
           Annual Report on Form 10-K for the year ended December 31,
           1999 (File No. 0-20096).
*10.24     Separation Agreement and General Release, dated January 12,
           2000, by and between the Company and John A. Redmond is
           incorporated by reference to Exhibit 10.24 of the Company's
           Annual Report on Form 10-K for the year ended December 31,
           1999 (File No. 0-20096).
 10.25     Agreement dated as of September 25, 2000 entered into by
           Thomas O. Oesterling, Ph.D. and the Company is incorporated by reference to Exhibit 10.1 of the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 2000
           (File No. 0-20096).
 10.26     Agreement dated as of September 25, 2000 entered into by
           Michael A. Zupon, Ph.D. and the Company is incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File
           No. 0-20096).
 10.27     Agreement dated as of September 25, 2000 entered into by
           Raymond P. Silkaitis, Ph.D. and the Company is incorporated by reference to Exhibit 10.3 of the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 2000
           (File No. 0-20096).
 10.28     Directors' Equity Plan is incorporated by reference to
           Exhibit A attached to the Company's Proxy Statement in
           Schedule 14A for the year ended December 31, 1999 (File No.
           0-20096).
 10.29     Employment Agreement dated as of December 18, 2000 by and
           between the Company and Steven L. Basta is incorporated by reference to Exhibit 10.29 of the Company's Annual Report on
           Form 10-K for the year ended December 31, 2000 (File No.
           0-20096).
 10.30     Supply Agreement, dated as of January 10, 2001, entered into by and between Gliatech Medical Inc. and Pharmacia
           Corporation is incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended
           December 31, 2000 (File No. 0-20096).
 10.31     Form of Severance Agreement is incorporated by reference to
           Exhibit 10.31 of the Company's Annual Report on Form 10-K
           for the year ended December 31, 2000 (File No. 0-20096).
 10.32     Fifth Amendment to Lease and Addendum to Lease, dated
           December 27, 2000 by and between Gliatech R&D, Inc. and
           Commerce Corners Associates is incorporated by reference to
           Exhibit 10.32 of the Company's Annual Report on Form 10-K
           for the year ended December 31, 2000 (File No. 0-20096).
 10.33     Manufacturing Agreement, dated as of March 1, 2001, by and between Gliatech Medical Inc. and European Medical Contract
           Manufacturing B.V. is incorporated by reference to Exhibit
           10.1 of the Company's Quarterly Report on Form 10-Q for the
           quarterly period ended March 31, 2001 (File No. 0-20096).
 10.34     Warrant, dated April 26, 2001, by and between the Company
           and Paul Capital Royalty Acquisition Fund, L.P. is
           incorporated by reference to Exhibit 10.2 of the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended
           March 31, 2001 (File No. 0-20096).
 10.35     Security Agreement, dated as of April 26, 2001, by and
           between the Company and Paul Capital Royalty Acquisition
           Fund, L.P. is incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the
           quarterly period ended March 31, 2001 (File No. 0-20096).

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
 10.36     Revenue Interests Assignment Agreement, dated as of April
           26, 2001, by and between the Company and Paul Capital
           Royalty Acquisition Fund, L.P. (certain portions of this
           exhibit have been omitted and were filed separately with the
           Securities and Exchange Commission pursuant to a request by the Company for confidential treatment) is incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001
           (File No. 0-20096).
 10.37     Form of Distributor Agreement is incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form
           10-Q for the quarterly period ended June 30, 2001 (File No.
           0-20096).
 10.38     Licensing, Development and Commercialization Agreement,
           dated as of November 1, 2001, by and between the Company and
           Abgenix, Inc. (certain portions of this exhibit have been
           omitted and were filed separately with the Securities and
           Exchange Commission pursuant to a request by the Company for
           Confidential Treatment) is incorporated by reference to
           Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q
           for the quarterly period ended September 30, 2001 (File No.
           0-20096).
 10.39     Termination Agreement by and among the Company and Chugai
           Pharmaceutical Co., Ltd, dated as of February 1, 2002.
*10.40     Agreement, dated as of July 24, 2001, between the Company
           and Rodney E. Dausch.
 21.1      Subsidiaries of the Company.
 23.1      Consent of Ernst & Young LLP.
 24.1      Powers of Attorney.

---------------

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

     (b) Reports on Form 8-K.

     During the quarter ended December 31, 2001, the Company filed one Current Report on Form 8-K, dated as of October 31 2001, with respect to a press release on October 1, 2001 related to the U.S. retrospective study and with respect to a press release on October 3, 2001 related a notice of allowance from the U.S. Patent and Trademark Office for the Company's patent claims covering the use of anti-properdin agents as treatment to inhibit harmful inflammation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GLIATECH INC.

                                          By:      /s/ THOMAS F. BARNISH
                                            ------------------------------------
                                                     Thomas F. Barnish
                                             Vice President and Chief Financial
                                                           Officer

Date: April 1, 2002

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

                        SIGNATURE                                   TITLE                       DATE
                        ---------                                   -----                       ----

                        *                            Chairman and Chief Executive Officer   April 1, 2002
 ------------------------------------------------      (Principal Executive Officer) and
                 Robert P. Pinkas                      Director


              /s/ THOMAS F. BARNISH                  Vice President and Chief Financial     April 1, 2002
 ------------------------------------------------      Officer (Principal Financial
                Thomas F. Barnish                      Officer and Principal Accounting
                                                       Officer)


                        *                            Director                               April 1, 2002
 ------------------------------------------------
                 Steven L. Basta


                        *                            Director                               April 1, 2002
 ------------------------------------------------
               Ronald D. Henriksen

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:     /s/ THOMAS F. BARNISH
    ------------------------------
    Thomas F. Barnish,
    Attorney-In-Fact

April 1, 2002

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
  2.1      Agreement and Plan of Merger, dated as of May 29, 2000 as
           amended by and among the Company, Guilford Pharmaceuticals,
           Inc. and St. John Development Corp. (incorporated by
           reference to Exhibit 2.01 to the Registration Statement on
           Form S-4 (Registration No. 333-39546).
 3.1(i)    Second Restated Certificate of Incorporation of the Company
           is incorporated hereby by reference to Exhibit 4(a) of the
           Company's Form S-8 Registration Statement with respect to
           the 1995 Nonemployee Directors Stock Option Plan filed
           January 18, 1996 (Registration No. 333-00408).
3.1(ii)    Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 4(b) of the Company's Form
           S-8 Registration Statement with respect to the 1995
           Nonemployee Directors Stock Option Plan filed January 18,
           1996 (Registration No. 333-00408).
  4.1      Rights Agreement, dated as of July 1, 1997, by and between the Company and American Stock Transfer & Trust Company, as
           rights agent, is incorporated by reference to Exhibit 1 of the Company's Current Report on Form 8-K as filed on July 2,
           1997 (File No. 0-20096).
  4.4      Amendment No. 1, dated as of November 17, 1999, to the
           Rights Agreement between the Company and American Stock
           Transfer & Trust Company, as rights agent, is incorporated by reference to Exhibit 4.1 of the Company's Form 8-A/A
           Amended Registration Statement filed on November 19, 1999
           (File No. 0-20096).
  4.5      Amendment No. 2 to the Rights Agreement, dated as of May 29,
           2000, by and between Gliatech Inc. and American Stock
           Transfer and Trust Company, as Rights Agent, is hereby
           incorporated by reference to Exhibit 4.1 of the Current
           Report on Form 8-K, filed on June 2, 2000
           (File No. 0-20096).
 10.1      Lease Agreements, as amended, between Gliatech R&D, Inc. and
           Commerce Corner Associates (facility lease) which is
           guaranteed by the Company is incorporated by reference to
           Exhibit 10.1 of the Company's Form S-1 Registration
           Statement filed September 1, 1995 (Registration
           No. 33-96460).
 10.2      Master Lease and Warrant Agreement between the Company and
           Pacificorp Credit, Inc. d/b/a Pacific Venture Finance, Inc.,
           dated October 15, 1990, and Amendment No. 1, dated October
           15, 1991 (equipment lease line) is incorporated by reference to Exhibit 10.2 of the Company's
           Form S-1 Registration Statement filed September 1, 1995
           (Registration No. 33-96460).
 10.3      Sublease between Gliatech R&D, Inc. and Spectrum Surgical
           Instruments Corporation, dated November 7, 1994 is
           incorporated by reference to Exhibit 10.3 of the Company's
           Form S-1 Registration Statement filed September 1, 1995
           (Registration No. 33-96460).
 10.4      Master Commercial Demand Note of the Company to National
           City Bank, dated September 11, 1996 is incorporated by
           reference to Exhibit 10.4 of the Company's Annual Report on
           Form 10-K for the year ended December 31, 1996 (File No.
           0-20096).
*10.5      Employment letter between the Company and Thomas O.
           Oesterling, Ph.D., dated May 19, 1989 is incorporated by
           reference to Exhibit 10.7 of the Company's Form S-1
           Registration Statement filed September 1, 1995 (Registration
           No. 33-96460).
*10.6      Employment letter between the Company and Mr. Rodney E.
           Dausch, dated February 7, 1995 is incorporated by reference to Exhibit 10.9 of the Company's Form S-1 Registration
           Statement filed September 1, 1995 (Registration No.
           33-96460).
*10.7      The Company's Amended and Restated 1989 Stock Option Plan is
           incorporated by reference to Exhibit A of the Company's
           Proxy Statement on Schedule 14A for the year ended December
           31, 1998 (File No. 0-20096).

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
*10.8      The Company's 1992 Directors Stock Option Plan is
           incorporated by reference to Exhibit 10.11 of the Company's
           Form S-1 Registration Statement filed September 1, 1995
           (Registration No. 33-96460).
*10.9      The Company's Amended and Restated 1995 Nonemployee
           Directors Stock Option Plan is incorporated by reference to
           Exhibit B of the Company's Proxy Statements on Schedule 14A
           for the year ended December 31, 1998 (File No. 0-20096).
 10.10     Manufacturing Agreement between the Company and European
           Medical Contract Manufacturing, dated October 10, 1994
           (certain portions of this exhibit have been omitted and
           filed separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment) is
           incorporated by reference to Exhibit 10.12 of the Company's
           Amendment No. 2 to Form S-1 Registration Statement filed
           October 10, 1995 (Registration No. 33-96460).
 10.11     Form of Distribution Agreement between the Company and
           various of its distributors is incorporated by reference to
           Exhibit 10.13 of the Company's Amendment No. 1 to Form S-1
           Registration Statement filed September 22, 1995
           (Registration No. 33-96460).
 10.12     Agreement between the Company and Janssen Pharmaceutica,
           N.V., dated October 14, 1994 (certain portions of this
           exhibit have been omitted and filed separately with the
           Securities and Exchange Commission pursuant to a grant of
           confidential treatment) is incorporated by reference to
           Exhibit 10.14 of the Company's Amendment No. 2 to Form S-1
           Registration Statement filed October 10, 1995 (Registration
           No. 33-96460).
 10.13     First Addendum to Agreement between the Company and Janssen
           Pharmaceutica, N.V., dated September 1, 1995 (certain
           portions of this exhibit have been omitted and filed
           separately with the Securities and Exchange Commission
           pursuant to a grant of confidential treatment) is
           incorporated by reference to Exhibit 10.16 of the Company's
           Amendment No. 2 to Form S-1 Registration Statement filed
           October 10, 1995 (Registration No. 33-96460).
 10.14     Seventh Amended and Restated Rights of First Refusal,
           Co-Sale and Registration Rights Agreement is incorporated by reference to Exhibit 4.8 of the Company's Amendment No. 2 to
           Form S-1 Registration Statement filed October 10, 1995
           (Registration No. 33-96460).
 10.15     Amended Form of Distribution Agreement between the Company and various of its distributors is incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K
           for the year ended December 31, 1996 (File No. 0-20096).
*10.16     Employment letter between the Company and Michael A. Zupon,
           Ph.D., dated April 19, 1993 is incorporated by reference to
           Exhibit 10.21 of the Company's Annual Report on Form 10-K
           for the year ended December 31, 1996 (File No. 0-20096).
 10.17     Development and Exclusive License Agreement, dated December
           10, 1996, between the Company and Chugai Pharmaceutical
           Company, Ltd. is incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the year
           ended December 31, 1997 (File No. 0-20096).
 10.18     Form of Indemnification Agreement is incorporated by
           reference to Exhibit 10.21 of the Company's Annual Report on
           Form 10-K for the year ended December 31, 1997 (File No.
           0-20096).
 10.19     Amended Form of U.S. Manufacturer's Representative Agreement
           is incorporated by reference to Exhibit 10.1 of the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended March 31, 2000 (File No. 0-20096).
 10.20     Research Agreement, dated as of October 13, 1998, between
           the Company and Janssen Pharmaceutica, N.V. is incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No.
           0-20096).

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
 10.21     Research Collaboration, Option and License Agreement, dated as of December 23, 1999, by and between the Company and
           Abgenix, Inc. (certain portions of this exhibit have been
           omitted and were filed separately with the Securities and
           Exchange Commission pursuant to a request by the Company for confidential treatment) is incorporated by reference to
           Exhibit 10.21 of the Company's Annual Report on Form 10-K
           for the year ended December 31, 1999 (File No. 0-20096).
*10.22     Form of Severance Agreement (in a Change of Control) is
           incorporated by reference to Exhibit 10.21 of the Company's
           Annual Report on Form 10-K for the year ended December 31,
           1999 (File No. 0-20096).
*10.23     Separation Agreement and General Release, dated December 7,
           1999, by and between the Company and Jon D. Schoeler is
           incorporated by reference to Exhibit 10.23 of the Company's
           Annual Report on Form 10-K for the year ended December 31,
           1999 (File No. 0-20096).
*10.24     Separation Agreement and General Release, dated January 12,
           2000, by and between the Company and John A. Redmond is
           incorporated by reference to Exhibit 10.24 of the Company's
           Annual Report on Form 10-K for the year ended December 31,
           1999 (File No. 0-20096).
 10.25     Agreement dated as of September 25, 2000 entered into by
           Thomas O. Oesterling, Ph.D. and the Company is incorporated by reference to Exhibit 10.1 of the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 2000
           (File No. 0-20096).
 10.26     Agreement dated as of September 25, 2000 entered into by
           Michael A. Zupon, Ph.D. and the Company is incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File
           No. 0-20096).
 10.27     Agreement dated as of September 25, 2000 entered into by
           Raymond P. Silkaitis, Ph.D. and the Company is incorporated by reference to Exhibit 10.3 of the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 2000
           (File No. 0-20096).
 10.28     Directors' Equity Plan is incorporated by reference to
           Exhibit A attached to the Company's Proxy Statement in
           Schedule 14A for the year ended December 31, 1999 (File No.
           0-20096).
 10.29     Employment Agreement dated as of December 18, 2000 by and
           between the Company and Steven L. Basta is incorporated by reference to Exhibit 10.29 of the Company's Annual Report on
           Form 10-K for the year ended December 31, 2000 (File No.
           0-20096).
 10.30     Supply Agreement, dated as of January 10, 2001, entered into by and between Gliatech Medical Inc. and Pharmacia
           Corporation is incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended
           December 31, 2000 (File No. 0-20096).
 10.31     Form of Severance Agreement is incorporated by reference to
           Exhibit 10.31 of the Company's Annual Report on Form 10-K
           for the year ended December 31, 2000 (File No. 0-20096).
 10.32     Fifth Amendment to Lease and Addendum to Lease, dated
           December 27, 2000 by and between Gliatech R&D, Inc. and
           Commerce Corners Associates is incorporated by reference to
           Exhibit 10.32 of the Company's Annual Report on Form 10-K
           for the year ended December 31, 2000 (File No. 0-20096).
 10.33     Manufacturing Agreement, dated as of March 1, 2001, by and between Gliatech Medical Inc. and European Medical Contract
           Manufacturing B.V. is incorporated by reference to Exhibit
           10.1 of the Company's Quarterly Report on Form 10-Q for the
           quarterly period ended March 31, 2001 (File No. 0-20096).
 10.34     Warrant, dated April 26, 2001, by and between the Company
           and Paul Capital Royalty Acquisition Fund, L.P. is
           incorporated by reference to Exhibit 10.2 of the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended
           March 31, 2001 (File No. 0-20096).
 10.35     Security Agreement, dated as of April 26, 2001, by and
           between the Company and Paul Capital Royalty Acquisition
           Fund, L.P. is incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the
           quarterly period ended March 31, 2001 (File No. 0-20096).

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
 10.36     Revenue Interests Assignment Agreement, dated as of April
           26, 2001, by and between the Company and Paul Capital
           Royalty Acquisition Fund, L.P. (certain portions of this
           exhibit have been omitted and were filed separately with the
           Securities and Exchange Commission pursuant to a request by the Company for confidential treatment) is incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001
           (File No. 0-20096).
 10.37     Form of Distributor Agreement is incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form
           10-Q for the quarterly period ended June 30, 2001 (File No.
           0-20096).
 10.38     Licensing, Development and Commercialization Agreement,
           dated as of November 1, 2001, by and between the Company and
           Abgenix, Inc. (certain portions of this exhibit have been
           omitted and were filed separately with the Securities and
           Exchange Commission pursuant to a request by the Company for
           Confidential Treatment) is incorporated by reference to
           Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q
           for the quarterly period ended September 30, 2001
           (File No. 0-20096).
 10.39     Termination Agreement by and among the Company and Chugai
           Pharmaceutical Co., Ltd, dated as of February 1, 2002.
*10.40     Agreement, dated as of July 24, 2001, between the Company
           and Rodney E. Dausch.
 21.1      Subsidiaries of the Company.
 23.1      Consent of Ernst & Young LLP.
 24.1      Powers of Attorney.

---------------

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.